Form 10-K
period 1993-12-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1994-03-22
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-K

    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1993
                                     or
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number 1-8186

                    Inter-Regional Financial Group, Inc.
          (Exact name of registrant as specified in its charter)

                 DELAWARE                       41-1228350
     (State or other jurisdiction of          (IRS Employer
      incorporation of organization)       Identification Number)

  Dain Bosworth Plaza, 60 South Sixth Street,
           Minneapolis, Minnesota                55402-4422
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (612) 371-7750
   Securities registered pursuant to Section 12(b) of the Act:

                                            Name of each exchange
      Title of each class                    on which registered

   Common Stock, par value $.125                New York Stock
           per share                            Exchange, Inc.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months and 2) has been subject to such filing requirements for the past 90 days.

                    Yes      [X]             No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of  February 28, 1994,   8,160,180 shares of common stock were
outstanding, and the aggregate market value of the common shares (based upon the closing price at February 28, 1994, on the New York Stock
Exchange) of Inter-Regional Financial Group, Inc., held by non-affiliates was approximately $151,325,505.

                   Documents Incorporated by Reference

           Portions of the Proxy Statement of Registrant to be
              filed within 120 days of December 31, 1993
             are incorporated in Part III of this report.

                              PART I

ITEM 1. BUSINESS:

     (a)  General Development of Business.

     Inter-Regional Financial Group, Inc. (the "Company") is a holding company, formed in 1973 and based in Minneapolis, Minnesota. The Company offers regional securities brokerage and investment banking services through its wholly owned subsidiaries, Dain Bosworth Incorporated ("Dain Bosworth"), headquartered in Minneapolis, Minnesota, and Rauscher Pierce Refsnes, Inc. ("Rauscher Pierce Refsnes"), headquartered in Dallas, Texas. The Company's largest subsidiary, Dain Bosworth, serves the Midwest, Rocky Mountain and Pacific Northwest regions of the United States. At December 31, 1993, Dain Bosworth had 1,700 employees located in 16 states. Rauscher Pierce Refsnes primarily serves the Southwest region of the United States. At December 31, 1993, Rauscher Pierce Refsnes had 920 employees located in eight states. Rauscher Pierce Refsnes also serves as clearing agent for approximately 125 correspondent brokerage firms through its RPR Clearing Services unit ("RPRC") based in St. Louis, Missouri. In April 1993 the Company consolidated the securities operations and settlement activities previously performed by each of Dain Bosworth and Rauscher Pierce Refsnes as self-clearing firms into a third wholly owned subsidiary, Regional Operations Group, Inc. ("ROG"), which was registered as a broker-dealer. Each of Dain Bosworth and Rauscher Pierce Refsnes, as well as the RPRC correspondents and other broker-dealers previously clearing through them, now clears on a fully disclosed basis through ROG. ROG, which was previously named IFG Information Services, Inc., also provides data processing and information services to IFG and its subsidiaries. Insight Investment Management, Inc., the Company's wholly owned money management subsidiary ("Insight Management"), manages a series of mutual funds, Great Hall Investment Funds, and also provides fixed income portfolio management services. Dain Corporation, another wholly owned subsidiary of the Company, engages in real estate services. The Company is a Delaware corporation with its executive offices located at Dain Bosworth Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402-4422. Its telephone number is (612) 371-7750.

     (b)  Financial Information About Industry Segments

     The Company, through its principal subsidiaries, operates in a single segment, the securities brokerage and investment banking business.

     The following table lists the Company's revenues by source for the last three years. Because these classes of services use the same distribution personnel and facilities and the same support services, it is impractical to identify the cost, expenses and profitability of each class of service.


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                       REVENUES BY SOURCE
                     (Dollars in thousands)
                                         Year Ended December 31,
                         ------------------------------------------------------
                               1993              1992               1991
                         Amount  Percent.  Amount   Percent.  Amount   Percent.
Principal Transactions:

 Corporate securities   $87,498    17.1%   $74,091    16.9%  $57,059     15.1%
   Government
   obligations and
   other                 28,482     5.5     30,696     7.0    30,136      7.9
   Municipal
    obligations          23,324     4.6     21,352     4.9    15,355      4.1
                        -------    ----    -------    ----   -------     ----
      Total             139,304    27.2    126,139    28.8   102,550     27.1
                        -------    ----    -------    ----   -------     ----
Commissions:

   Listed securities     71,768    14.0     65,048    14.8    55,752     14.7
   Mutual funds          45,913     9.0     36,862     8.4    24,146      6.4
   Over-the-counter
     securities          16,408     3.2     11,706     2.7    11,500      3.0
   Options                3,919      .8      3,542      .8     3,905      1.0
   Commodities and other  1,280      .2      1,596      .4     2,197       .7
                        -------    ----    -------    ----   -------     ----
      Total             139,288    27.2    118,754    27.1    97,500     25.8
                        -------    ----    -------    ----   -------     ----

Investment Banking and Underwriting:

   Municipal             60,770    11.9     55,852    12.8    39,768     10.5
   Corporate             57,911    11.3     40,665     9.3    30,623      8.1
   Other                 10,922     2.1      8,427     1.9     6,806      1.8
                        -------   -----    -------   -----   -------    -----
      Total             129,603    25.3    104,944    24.0    77,197     20.4
                        -------   -----    -------   -----   -------    -----
Interest:

   Customer margin
     accounts            23,375     4.6     19,787     4.5    19,167      5.1
   Deposits and short-
     term investments    16,173     3.1     21,834     5.0    39,717     10.5
   Trading inventories
      and other          15,319     3.0     13,856     3.1    15,860      4.2
                        -------   -----    -------   -----   -------    -----
      Total              54,867    10.7     55,477    12.6    74,744     19.8
                        -------   -----    -------   -----   -------    -----
Asset Management:

  Money market funds      5,915     1.1      4,986     1.1       432       .1
   Individual &
    institutional
    accounts              6,483     1.3      4,244     1.0     2,377       .7
   Other mutual funds       419      .1        221      .1        69       __
                        -------   -----    -------   -----   -------    -----
      Total              12,817     2.5      9,451     2.2     2,878       .8
                        -------   -----    -------   -----   -------    -----

Correspondent Clearing   11,499     2.3      9,627     2.2     6,916      1.8
Other                    24,237     4.8     13,869     3.1    16,489      4.3
                        -------   -----    -------   -----   -------    -----

    Total revenues     $511,615   100.0%  $438,261   100.0% $378,274    100.0%
                        =======   =====    =======   =====   =======    =====

     (c)  Narrative Description of Business

Securities Business

     General. The securities brokerage and investment banking activities of the Company are conducted through Dain Bosworth and Rauscher Pierce Refsnes. Both Dain Bosworth and Rauscher Pierce Refsnes deal in securities of and are market-makers for entities based throughout the United States. In general, research and investment banking activities are concentrated on entities based in their respective regions. At December 31, 1993, Dain Bosworth had 745 retail sales representatives and 55 institutional sales representatives in 60 offices located in 16 states and Rauscher Pierce Refsnes had 287 retail sales representatives and 45 institutional sales representatives in 23 offices located in seven states. Both firms are member firms of the New York Stock Exchange ("NYSE") and are registered in the NASDAQ system as market makers. At December 31, 1993, Dain Bosworth was registered as a market maker for 369 companies and Rauscher Pierce Refsnes was registered as a market maker for 275 companies.

     Dain Bosworth's and Rauscher Pierce Refsnes' operating results are sensitive to many factors outside the control of the Company, including volatility of securities prices and interest rates, trading volume of securities, income and capital gains tax legislation and demand for investment banking services. Economic conditions in the regions in which Dain Bosworth and Rauscher Pierce Refsnes operate also affect operating results.

     Principal Transactions. Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities and corporate equity securities and may recognize profits or losses on transactions in, or fluctuations in the value of, such securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are periodically reviewed. These inventories require the commitment of substantial capital and expose the companies to the risk of a loss if market prices of the securities held in inventory decrease. General market conditions, interest rates and the financial prospects for issuers of such securities may affect the market price of securities held in inventory.

     Commission Business. As securities brokers, Dain Bosworth and Rauscher Pierce Refsnes act as agents in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter ("OTC") market. Dain Bosworth and Rauscher Pierce Refsnes charge a brokerage commission when acting as agent for the purchaser or seller of a security. If the security is listed on an exchange, the transaction is generally effected through Dain Bosworth's or Rauscher Pierce Refsnes' own floor broker or a floor broker who is unaffiliated with either of them. If the security is traded in the OTC market, transactions are generally effected with a market maker in the security. In addition, Dain Bosworth and Rauscher Pierce Refsnes also earn commissions from transactions involving various other financial products including mutual funds. Dain Bosworth's and Rauscher Pierce Refsnes' commission business is derived primarily from individual investors. However, commission revenues from institutional investors have increased in recent years and both companies are investing resources to develop more fully their institutional businesses.

     Investment Banking Activities. Dain Bosworth and Rauscher Pierce Refsnes earn investment banking revenues by assisting clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. The syndicate departments coordinate the distribution of managed and co-managed corporate underwritings, accept invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocate and merchandise Dain Bosworth's and Rauscher Pierce Refsnes' selling allotments to their branch office systems, to institutional clients and to other broker-dealers. Both companies are among the leaders in their respective regions in the origination, syndication and distribution of securities of municipalities, state and local agencies, health care organizations and financial institutions. Participation in underwritings can expose the companies to material risk since the possibility exists that securities they have committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. In addition to public offerings and private placements, Dain Bosworth and Rauscher Pierce Refsnes provide other consulting services, including appraising securities, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

     Customer Financing. A significant portion of Dain Bosworth's and Rauscher Pierce Refsnes' profitability is derived from net interest income, the major portion of which relates to customer balances. Customer transactions are effected on either a cash or margin basis. Purchases on a cash basis require full payment by the designated settlement date, generally the fifth business day following the transaction date. Beginning in April 1993, ROG began carrying all customer balances of each of Dain Bosworth and Rauscher Pierce Refsnes and allocating interest income and expense related to customers, as well as uncollectible amounts due from customers, back to Dain Bosworth and Rauscher Pierce Refsnes. Both Dain Bosworth and Rauscher Pierce Refsnes are at risk in the event a customer fails to settle a trade and the value of the securities declines subsequent to the transaction date. When a purchase is made on a margin basis, Dain Bosworth or Rauscher Pierce Refsnes, through ROG, extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board, the NYSE and the internal policies of Dain Bosworth, Rauscher Pierce Refsnes and ROG, which are generally more stringent than applicable regulations. In permitting customers to purchase on margin, Dain Bosworth and Rauscher Pierce Refsnes, through ROG, take the risk that a market decline could reduce the value of the collateral securing the margin loan below the amount of the customer's indebtedness and that the customer might be unable to repay the indebtedness. Interest is charged at a floating rate based on amounts borrowed by customers to finance purchases on margin. The rate charged is dependent on the average net debit balance in the customer's accounts, the activity level in the accounts and the applicable cost of funds.

     Customers will at times accumulate credit balances in their accounts. Such balances result from payment of dividends, interest or principal on securities held for such customers, from funds received in connection with sales of a customer's securities and from cash deposits made by customers pending investment. Pending investment of such funds or reimbursement upon the customer's request, ROG pays interest on those credit balances on behalf of Dain Bosworth and Rauscher Pierce Refsnes. ROG uses available credit balances to lend funds to Dain Bosworth and Rauscher Pierce Refsnes customers purchasing securities on margin. Excess customer credit balances are invested in short-term securities in accordance with applicable regulations and are segregated for the exclusive benefit of customers. Both Dain Bosworth and Rauscher Pierce Refsnes generate net interest income through ROG from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

     Dain Bosworth, Rauscher Pierce Refsnes and ROG are members of the Securities Investor Protection Corporation ("SIPC"), which insures customer accounts up to specified limits in the event of liquidation of either firm. Additionally, all three firms maintain insurance coverage in order to insure customer accounts to specified amounts in excess of SIPC coverage.

     Security Repurchase Activities. Dain Bosworth and Rauscher Pierce Refsnes act as principals in the purchase and sale to their customers of securities of the United States Government and its agencies, including repurchase agreements in such securities and certain other money market instruments. Dain Bosworth and Rauscher Pierce Refsnes may match purchases and sales of these securities. Dain Bosworth and Rauscher Pierce Refsnes are at risk to the extent that they do not properly match the contracts or their customers are unable to meet their obligations, especially during periods of rapidly changing interest rates and fluctuations in market conditions. All positions are collateralized. Dain Bosworth and Rauscher Pierce Refsnes generally take physical possession of securities purchased under agreements to resell. Such agreements provide Dain Bosworth and Rauscher Pierce Refsnes with the right to maintain the relationship between the market value of the collateral and the receivable. Typically, these contracts are entered into only with clients of substantial size and credit-worthiness. Dain Bosworth and Rauscher Pierce Refsnes also periodically utilize securities sold under repurchase agreements as a means of financing portions of their trading inventories.

     Securities Lending and Borrowing Activities. Securities brokers and dealers, including ROG, borrow securities from and lend securities to other brokers and dealers to facilitate clearance and delivery of securities that have been sold when customers fail to deliver securities prior to settlement date. ROG also will act as a conduit by arranging securities lending transactions between brokers wishing to lend securities and those wishing to borrow the same securities. When such transactions occur, the lending broker provides excess customer margin securities to the borrowing broker in return for a cash deposit that is generally equivalent to 102 percent of the market value of the securities loaned. Both the lending and borrowing brokers have the right to mark the securities to market in order to maintain the relationship between the market value of the securities loaned and the cash collateral deposited. When the securities are no longer needed by the borrowing firm, they are returned to the lending broker, which returns the cash deposit held, plus interest, to the borrowing broker. When engaging in such securities lending and borrowing activities, ROG collects cash deposits from brokers that collateralize the securities loaned, invests the cash deposit and profits from the spread between the interest rate paid to the borrowing broker on the cash deposit and the rate earned by ROG. In all securities lending transactions, ROG is at risk to the extent that it does not maintain the relationship between the market value of securities loaned and the value of the cash deposit held. ROG is also at risk to the extent that securities it borrows decline in value and the loaning broker fails to return ROG's cash deposit.

     Research Activities. Both Dain Bosworth and Rauscher Pierce Refsnes have research departments which provide analysis, investment recommendations and market information with an emphasis on companies located in their respective regions. At December 31, 1993, Dain Bosworth had 20 securities analysts and Rauscher Pierce Refsnes had 10. Both companies also purchase certain research products from independent research organizations to supplement their internal research activities.

     Regulation.     The  securities   industry  is   subject  to
comprehensive regulation by federal and state governments, the various securities and commodities exchanges and self-regulatory bodies. The regulations cover all aspects of the securities business including sales methods, trade practices among broker-dealers, transactions with affiliates, conflicts of interest, uses and safekeeping of customers' funds and securities, capital levels of securities firms, record keeping and the conduct of employees. Violations of these rules and regulations can result in censure, fines, suspensions and revocation of the right to do business. Dain Bosworth, Rauscher Pierce Refsnes, ROG and Insight Investment Management believe they have operated in compliance with such rules and regulations in all material respects.

     Uniform Net Capital Rule. As broker-dealers and member firms of the NYSE, Dain Bosworth, Rauscher Pierce Refsnes and ROG are subject to the Uniform Net Capital Rule (the "Rule") promulgated by the Securities and Exchange Commission (the "Commission"). The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing net capital. ROG currently uses what is generally referred to as the alternative method. Minimum net capital is defined under this method to be equal to 2 percent of customer debit balances, as defined. The NYSE may also require a member organization to reduce its business if net capital is less than 4 percent of such aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5 percent of such aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets such as a company's trading securities. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the Commission and other regulatory bodies and may ultimately require its liquidation. Dain Bosworth and Rauscher Pierce Refsnes, which do not carry customer accounts, must maintain minimum net capital of $1 million each. At all times, Dain Bosworth, Rauscher Pierce Refsnes and ROG have maintained their net capital above the required levels. See Note K to "Consolidated Financial Statements."

Money Management

     Insight Management currently sponsors and serves as investment adviser to Great Hall Investment Funds, Inc. ("Great Hall"), an open-end management investment company currently offering its shares in five series each of which, in essence, is a separate mutual fund with its own portfolio of assets and liabilities. Three of the series are money market funds which were introduced to Dain Bosworth and Rauscher Pierce Refsnes customers in 1991 as a replacement for comparable funds managed by Carnegie Capital Management Company ("Carnegie"), 48 percent of which was then owned by Dain Bosworth and Rauscher Pierce Refsnes. The two remaining series of Great Hall invest primarily in longer-term municipal securities and were initially capitalized in June 1992 with the transfer of assets and liabilities of comparable funds managed by Carnegie for which Insight Management acted as sub-adviser. Also in June 1992, the assets and liabilities of six other mutual funds then managed by Carnegie were transferred to comparable funds managed by Fortis Advisers, Inc. ("Fortis"). In connection with this transfer, the Company entered into certain agreements to perform or cause its affiliates to perform future marketing and other services for Fortis and to refrain from sponsoring or acting as investment adviser of any open-end, domestic equity or taxable bond investment company for periods ranging from two to three years. Under these agreements, the Company is entitled to receive fees based upon the level of assets transferred to the Fortis funds and certain other factors in exchange for such services and agreements. Following these transactions, the shares of Carnegie's stock then owned by Dain Bosworth and Rauscher Pierce Refsnes were redeemed.

     In addition to its mutual fund operations, Insight Management provides private portfolio management services to individuals and institutions. Although Insight Management's expertise historically has been in the tax-exempt fixed-income area, a major initiative of Insight Management in 1994 and beyond will be building its portfolio management business through the expansion of its taxable fixed income management capabilities, which Insight Management anticipates will be marketed primarily to institutional investors.

     During 1993 Insight Management introduced and sponsored two series of Great Hall Value Ten Trusts, "unit investment trusts" which each offered units in a portfolio of "blue-chip" equity securities. In 1994 Insight Management plans to sponsor three or four additional equity unit investment trusts.

     Additionally, in 1994 and beyond, Insight Management expects to implement a comprehensive new program that enables sales representatives of Dain Bosworth, Rauscher Pierce Refsnes and RPR Clearing to offer their clients a full spectrum of high quality mutual funds under flexible new pricing arrangements.

Real Estate Services

     Minneapolis-based Dain Corporation provides real estate investment services. In so doing, it generates revenues from property management activities and may generate fees from refinancing and property disposal activities performed for limited partnerships in which it serves as the general partner. Prior to 1989, Dain Corporation sold participation interests in the partnerships to individual and institutional investors primarily through the sales representatives of Dain Bosworth, Rauscher Pierce Refsnes and other financial services firms. However, federal tax reform, depressed market values and extremely tight credit conditions have dramatically affected the real estate industry in recent years and, as a result, Dain Corporation has not raised capital for new property syndications since 1988. It is currently focusing its resources on managing the portfolios of properties owned by partnerships in which it serves as general partner and on selling certain partnership properties as it deems appropriate.

     At December 31, 1993, Dain Corporation was a general partner in 10 operating public and private partnerships which own 21 properties consisting primarily of garden apartment complexes and suburban office developments in major metropolitan areas in the United States. Until February 28, 1993, Dain Corporation managed most of its syndicated properties indirectly through its 50-percent ownership of Griffin Dain Property Management Company, a joint venture established in 1990 with Griffin Real Estate Company. On February 28, 1993, Dain Corporation sold its partnership interest to The Griffin Group and terminated the joint venture. The Griffin Group continues to manage certain Dain Corporation multi-family properties. Remaining properties are managed indirectly through third-party management contracts. At December 31, 1993, Dain Corporation had approximately 2,200 apartment units, 5 office buildings and 3 shopping centers under management.

Clearing and Other Services

     In April 1993, ROG, a wholly owned subsidiary of the Company based in Minneapolis, Minnesota, began clearing and settling trades for Dain Bosworth, and Rauscher Pierce Refsnes, and the correspondent brokerage firms clearing through them on a fully disclosed basis. Previously, Dain Bosworth and Rauscher Pierce Refsnes cleared and settled their own trades and the trades of correspondent firms clearing through them. RPR Clearing Services, a division of Rauscher Pierce Refsnes, is in the business of marketing correspondent clearing services and as of December 31, 1993, provided clearing services with ROG to approximately 125 correspondent brokerage firms.

     A single operations subsidiary has as one of its objectives, positioning the Company to grow its core brokerage business more effectively in the future. ROG also continues to provide data processing services to the Company and its subsidiaries. ROG's costs are allocated to the Company and its other subsidiaries based on their use of its services. Correspondent brokerage firms clearing through RPR Clearing Services and ROG are charged fees based on their use of services.

Competition

     Dain Bosworth, Rauscher Pierce Refsnes and Insight Management encounter intense competition in their businesses and compete directly with numerous firms, many of which have substantially greater capital and other resources. Such subsidiaries also encounter competition from banks, insurance companies and financial institutions in many elements of their businesses. Legislative proposals currently under consideration would permit banks to offer additional services which have traditionally been provided only by securities and money management firms. Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders and investment bankers is intense and continuous.

     Dain Bosworth and Rauscher Pierce Refsnes compete with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, location and reputation in local markets. Dain Bosworth and Rauscher Pierce Refsnes operate at a price disadvantage to discount brokerage firms that do not offer equivalent services.

     Insight Investment competes with other fixed income money managers principally on the basis of portfolio performance, price and convenience.

Employees

     At December 31, 1993, the Company had approximately 2,950 full-time employees. Of these, 1,700 were employed by Dain Bosworth, 920 were employed by Rauscher Pierce Refsnes, 275 were employed by ROG and the rest were employed in other activities. None of the Company's employees is represented by a collective bargaining unit.

ITEM 2. PROPERTIES:

     The headquarters and administrative offices of the Company, Dain Bosworth, Insight Management, Dain Corporation and ROG are located in two buildings in downtown Minneapolis, Minnesota. The Company began occupying space in the new Dain Bosworth Plaza under a long-term operating lease in January 1992. The Company's office space in the second building remains under a long-term lease commitment and was renovated in 1992 to facilitate the consolidation of Dain Bosworth's and Rauscher Pierce Refsnes' clearance and settlement functions into ROG (see "Clearing and Other Services"). Rauscher Pierce Refsnes leases office space in Dallas, Texas that is used as its corporate headquarters. Both Dain Bosworth and Rauscher Pierce Refsnes have extensive branch office systems which lease space in various locations throughout their regions. The Company believes that its facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

     Further information about the lease obligations of the Company is provided in Note I to the "Consolidated Financial
Statements."

ITEM 3. LEGAL PROCEEDINGS:

     Dain Bosworth and Rauscher Pierce Refsnes are defendants in various civil actions and arbitrations incidental to their business involving alleged violations of federal and state securities laws and other laws. Some of these actions, including certain actions against Rauscher Pierce Refsnes that are described in more detail below, have been brought on behalf of purported classes of plaintiffs claiming substantial damages relating to underwritings of securities.

     Rauscher Pierce Refsnes is named as a defendant in a number of class action complaints that have been consolidated in a multi-district proceeding, In Re Taxable Municipal Bond Securities Litigation (MDL 863), in the Eastern District of Louisiana, as well as in certain Texas state court actions and arbitrations that have either been consolidated into such proceeding or stayed pending its resolution. Such actions have been described in detail in periodic reports previously filed by the Company on Forms 10-K and 10-Q. Such actions resulted from Rauscher Pierce Refsnes participation as a member of the underwriting syndicates in seven taxable municipal bond offerings for an aggregate of $1.55 billion in 1986. The proceeds of such bond offerings were invested in guaranteed investment contracts issued by Executive Life Insurance Company which was placed in conservatorship by the State of California in 1991. Rauscher Pierce Refsnes has also been named as a defendant in a contingent claim for damages in state court in California in connection with the conservatorship proceeding. This claim was contingent upon the determination of the priority status of the investment contracts, which issue has been favorably resolved. Rauscher Pierce Refsnes underwrote an aggregate of $57.8 million of bonds in all of such offerings, and served as co-manager of one $200 million bond offering. Drexel Burnham Lambert Incorporated, the lead managing underwriter for all of such offerings, and one other member of the underwriting syndicates, filed for reorganization under the bankruptcy laws and have failed to honor their syndicate obligations in connection with those claims. Plaintiffs in certain of these actions allege violations of federal and state securities laws, common law fraud, negligence and various other claims. Plaintiffs in certain of these actions also alleged violations of the Racketeer Influenced and Corrupt Practices Act, but such claims have been dismissed. Rauscher Pierce Refsnes believes that it has substantial and meritorious defenses to the claims raised by plaintiffs and will defend itself vigorously against these actions.

     While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel as to certain of the actions pending against Dain Bosworth and Rauscher Pierce Refsnes, believes that the resolution of all such matters will not have a material adverse effect on the Company's consolidated financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:
        No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1993.


EXECUTIVE OFFICERS OF THE REGISTRANT

      The following officers have been designated by the Board of Directors of the Company as its current Executive Officers. All officers are generally elected annually at the Board Meeting held in conjunction with the Company's Annual Stockholders meeting and hold such offices until the following year, subject to their earlier death, resignation or removal.


                                    Principal Occupation and
                                      Business Experience
Name                    Age         for the Past Five Years
- -----------------------------------------------------------------
John C. Appel............45   President   and   Chief   Operating
                              Officer, Dain Bosworth Incorporated
                              since February 1994; Executive Vice
                              President   and   Chief   Financial
                              Officer, Dain Bosworth Incorporated
                              April  1990   to   February   1994;
                              Executive Vice President, IFG since
                              April 1990;  Senior Vice  President
                              of IFG from May 1986 to April 1990;
                              Chief Financial Officer of IFG from
                              May 1986  to February 1994.  Member
                              of IFG Executive Committee.

Richard D. McFarland.....64   Chairman of  the Board,  IFG  since
                              June 1985;  Chief Executive Officer
                              of IFG  from June  1985 to December
                              1989; President of IFG from January
                              1982 to June 1985.

Daniel J. Reuss..........38   Senior Vice  President,  IFG  since
                              May  1991;    Vice  President,  IFG
                              April 1987  to May 1991; Treasurer,
                              IFG  since  May  1989;    Corporate
                              Controller,  IFG   since   February
                              1985.

David A. Smith...........47   Chief Executive  Officer,  Rauscher
                              Pierce  Refsnes   since  May  1983;
                              President, Rauscher  Pierce Refsnes
                              since January 1985; Chairman of the
                              Board,  Rauscher   Pierce   Refsnes
                              since January  1990; Executive Vice
                              President of  IFG since  May  1991;
                              Member of IFG Executive Committee.

J. Scott Spiker..........38   Senior Vice  President and Director
                              of Strategic Planning and Corporate
                              Development,  IFG   since  February
                              1994;  Senior  Vice  President  and
                              Manager Employee  Benefit Services,
                              Norwest Bank  Minnesota, N.A.  June
                              1989   to    January   1994;   Vice
                              President, Strategic  Planning  and
                              Acquisitions, Norwest  Corporation,
                              December 1987 to June 1989.

Irving Weiser............46   Chief Executive  Officer, IFG since
                              January 1990;  President, IFG since
                              July 1985; Chief Executive Officer,
                              Dain  Bosworth  Incorporated  since
                              April 1990;  Chairman of the Board,
                              Dain  Bosworth  Incorporated  since
                              April   1990;    President,    Dain
                              Bosworth Incorporated April 1990 to
                              February  1994.     Member  of  IFG
                              Executive Committee.

                               PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS:

     (a)  Market Information.

     The Company's  common stock  trades on  the NYSE  under  the
symbol "IFG."   The  high and  low sales  prices per share of the
Company's common stock by quarter for the last two years were as follows:

                               1993                 1992
     QUARTER               HIGH    LOW          HIGH    LOW
     -------------------------------------------------------
     First              $    22  $17-7/8     $19-1/2 $15-1/2
     Second              22-1/2   19-3/8      17-1/8  14-1/8
     Third               30-1/4   21-1/8      17-1/8  13-7/8
     Fourth                  34   26-1/2      18-1/4  13-1/8


     (b)  Holders.

     At February 28, 1994, there were approximately 5,700 shareholders of the Company's common stock. The number of shareholders was determined by adding the number of recordholders to the estimated number of proxies to be sent to street name holders.

     (c)  Dividends.

     Cash dividends per common share paid by the Company by quarter for the last two years were as follows:

                    Quarter       1993          1992
                    -------       ----          ----
                    First         $.04         $.16
                    Second         .08          .04
                    Third          .08          .04
                    Fourth         .08          .04

     The Company paid a special cash dividend of $.16 per share on its common stock during the first quarter of 1992 and regular quarterly cash dividends of $.04 per share each quarter thereafter through the first quarter of 1993. Beginning in the second quarter of 1993, the regular quarterly dividend was increased to $.08 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds. Prior to 1992 the Company was prevented from paying cash dividends on its common stock by a cumulative net earnings test contained in its convertible subordinated debt agreements.

ITEM 6. SELECTED FINANCIAL DATA:

                                           Year Ended December 31,
(Dollars in thousands,
except per-share amounts)      1993       1992      1991      1990      1989
                          ----------------------------------------------------
Net revenues: (A)
   Dain Bosworth
    Incorporated          $301,808   $255,324   $204,346   $157,805   $161,188
   Rauscher Pierce
    Refsnes, Inc.          179,649    150,522    120,817     85,344     81,979
 Corporate, other and
   eliminations              1,503         62     (2,571)    (3,505)    (6,627)
                           -------    -------    -------    -------    -------
Total net revenues        $482,960   $405,908   $322,592   $239,644   $236,540
                           =======    =======    =======    =======    =======
Total revenues            $511,615   $438,261   $378,274   $312,882   $319,936
                           =======    =======    =======    =======    =======

Earnings (Loss) before income taxes
   and extraordinary items:
   Dain Bosworth
    Incorporated           $51,717    $38,912    $26,072     $6,912    $13,765
   Rauscher Pierce
    Refsnes, Inc.           30,080     21,183     12,839       (782)     1,133
   Corporate, other and
     eliminations           (4,444)    (6,404)    (5,893)    (4,524)   (10,988)
                           -------    -------    -------    -------    -------
                           $77,353    $53,691    $33,018     $1,606     $3,910
                           =======    =======    =======    =======    =======
Net earnings:
   Before extraordinary
     items                 $47,649    $34,523    $21,130     $1,325     $2,878
   Extraordinary items,
     net                        __         __      6,611     12,349        686
                           -------    -------    -------    -------     ------
                           $47,649    $34,523    $27,741    $13,674     $3,564
                           =======    =======    =======    =======     ======

Earnings before extraordinary
   items, per common and common
   equivalent share:
      Primary                $5.67      $4.03      $2.50       $.16       $.34
                             =====      =====      =====      =====      =====
      Fully diluted          $5.63      $3.91      $2.30       $.16       $.34
                             =====      =====      =====      =====      =====

Total assets            $1,786,022 $1,270,945 $1,464,359 $1,367,791 $1,519,531
                        ========== ========== ========== ========== ==========
Long-term debt             $22,166    $16,364    $26,686    $45,166    $62,259
                        ========== ========== ========== ========== ==========
Shareholders' equity      $177,683   $131,953   $104,110    $76,234    $61,270
                        ========== ========== ========== ========== ==========
Other information:
Equity per common share     $21.86     $16.33     $12.56      $9.18      $7.52
Cash dividends per
  common share (B)            $.28       $.12       $ __       $ __       $ __
Common shares outstanding
   at year-end, in
   thousands                 8,131      8,082      8,171      8,096      7,876
Pretax margin - before
  extraordinaryitems,
  based on net revenues       16.0%      13.2%      10.2%        .7%       1.7%
Net return on average
  equity - before
  extraordinary items         31.0%      28.9%      23.8%       2.4%       5.0%
Net return on average
 equity - net earnings        31.0%      28.9%      31.3%      20.1%       6.1%
Long-term debt-to-equity
  ratio                       12.5%      12.4%      25.6%      59.2%     101.6%

Average number of
  employees                  2,806      2,591      2,391      2,390      2,454
Average number of
  investment executives      1,084      1,009        943        927        982
Operating office locations      83         74         69         70         71


(A) Net revenues equal total revenues less interest expense.

(B) 1992 dividends exclude a $.16 per share special dividend paid in February 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS:

     Business Environment

     The Company's subsidiaries are principally engaged in securities brokerage, investment banking and trading as principals in equity and fixed income securities. All of these activities are highly competitive and sensitive to many factors outside the control of the Company, including volatility of securities prices and interest rates, trading volume of securities, economic conditions in the regions in which the Company does business, income tax legislation and demand for investment banking services. While revenues are dependent upon the level of trading volume, which may fluctuate significantly, a large portion of the Company's expenses remain fixed. Consequently, net earnings can vary significantly from period to period.

Three Years Ended December 31, 1993

     Summary of Operating Results

     During 1993 net earnings totaled $47.6 million, an increase of $13.1 million or 38 percent over the prior year. Net earnings and net revenues (revenues less interest expense) for 1993 represent the highest achieved in the Company's history. The Company, along with the rest of the securities industry, benefited in 1993 from continued strong financial markets, low interest rates, high securities prices and increased levels of municipal and corporate underwritings. As a result of the favorable economic environment and, in management's opinion, actions taken during the past several years, the Company's core securities brokerage and investment banking businesses within Dain Bosworth and Rauscher Pierce Refsnes all posted record results for 1993.

     Earnings before extraordinary items totaled $34.5 million in 1992, an increase of $13.4 million or 63 percent over 1991. Net earnings increased 24 percent over the $27.7 million earned in the prior year. 1991 net earnings included $6.6 million of extraordinary gains, primarily tax benefits from the utilization of net operating loss carryforwards. As was the case throughout the securities industry, all facets of Dain Bosworth's and Rauscher Pierce Refsnes' broker-dealer operations generated significantly higher revenues and profits in 1992 than in the prior year. However, the traditional strengths of the two securities firms, the retail brokerage business at Dain Bosworth and the fixed income business at Rauscher Pierce Refsnes, were the primary reasons for the improved operating results.
Additionally, the Company believes that actions taken to strengthen the firms' core securities brokerage and investment banking operations, as well as actions taken to reduce long-term debt levels at the parent company, favorably impacted 1992 and 1991 earnings.

     Comparative  Net   Revenues  and   Expenses  Summary.    The
following is a summary of the year-to-year increases (decreases) in categories of net revenues and operating expenses:

                                    1993 vs. 1992       1992 vs. 1991
(Dollars in thousands)            Amount    Percent   Amount    Percent
                                  -------------------------------------
Net Revenues:
   Principal transactions        $13,165      10%    $23,589      23%
   Commissions                    20,534      17      21,254      22
   Investment banking and
     underwriting                 24,659      23      27,747      36
   Net interest                    3,088      13       4,062      21
   Asset management                3,366      36       6,573     228
   Correspondent clearing          1,872      19       2,711      39
   Other                          10,368      75      (2,620)    (16)
                                 -------     ---     -------     ---
                                  77,052      19      83,316      26
                                 -------     ---     -------     ---
Expenses excluding interest:
   Compensation and benefits      39,747      16      50,674      25
   Communications                  4,685      18       3,826      17
   Occupancy and equipment rental  1,748       8       3,800      20
   Travel and promotional          3,315      26       1,305      12
   Floor brokerage and clearing
     fees                          1,125      15         561       8
   Other                           2,770       9       2,477       9
                                  ------     ---      ------     ---
                                  53,390      15      62,643      22
                                  ------     ---      ------     ---
Earnings before income taxes     $23,662      44%    $20,673      63%
                                  ======     ===      ======     ===
<TABLE/>


     Principal Transactions

     The  10-percent   increase  in   revenues   from   principal
transactions in  1993 over  1992  was  due  primarily  to  higher
transaction  volumes,   declining  interest  rates  and  improved
trading results  in  over-the-counter  equity  and  fixed  income securities (both taxable and tax-exempt).

     Principal transaction  revenues increased 23 percent in 1992 over 1991,  chiefly  due  to  improved  trading  results  in  and increased investor  demand for  over-the-counter equity  and tax-
exempt fixed  income securities.   Declining  interest rates  and
relatively heavy trading volumes also contributed to the improved results.

     Commissions

     Commission revenues  increased 17 percent in 1993 over 1992,
due  chiefly   to  higher   sales  of  mutual  funds  and  listed
securities.  Contributing to the increase was a 7-percent rise in the average  number of  investment executives,  as well  as a 30-
percent increase  in the  New York Stock Exchange's average daily trading volume and higher securities prices.

     The 22-percent increase in commission revenues from 1991 to 1992 was due principally to higher sales of listed securities and mutual funds to both individual and institutional investors.
This rise was due partially to a 7-percent increase in the average number of investment executives and a 13-percent increase in the New York Stock Exchange's average daily trading volume.

     Investment Banking and Underwriting

     Investment banking  and underwriting  revenues increased  23 percent from  1992 to  1993 as  Dain Bosworth and Rauscher Pierce
Refsnes  clients  issued  greater  quantities  of  corporate  and municipal securities  in order  to take  advantage  of  favorable
market conditions  for raising  capital.   During 1993 investment
banking revenues  benefited from  an increased  number of initial public offerings  underwritten for  corporate clients, as well as
higher volumes  of municipal  refundings.   The Company estimates
that  1993   revenues  and  pretax  earnings  derived  from  such
refundings totaled  approximately $41  million and  $13  million,
respectively.   Such amounts  represent 8 percent of consolidated
net revenues  and 17  percent of consolidated pretax earnings for
1993.   Because demand  for  these  refundings  has  been  driven
largely by  a favorable interest environment, and because much of the  municipal  debt  in  the  Company's  markets  has  now  been
refunded,  the   Company  anticipates  that  revenues  from  such
refundings will  decline significantly in 1994.  If the Company's strategies to  generate additional revenues from other sources in the business  are not  successful, the  decline in volume of such
municipal  refundings   would  have  a  material  impact  on  the
Company's net earnings.

     Investment banking  and underwriting  revenues increased  36 percent from  1991 to 1992 as the securities industry in general, as well  as Dain  Bosworth and  Rauscher Pierce Refsnes, assisted their corporate  and municipal  clients in issuing what then were record amounts  of securities  in  connection  with  refinancing,
public  offering,   private  placement   and   other   types   of
transactions in  order to  take advantage  of  favorable  capital market conditions.

     Net Interest Income

     The major sources of interest revenues and expenses for the past three years are:


                                           Year ended December 31,
(In thousands)                           1993       1992        1991

                                        -----------------------------
Revenues:
  Customer margin accounts            $23,375    $19,787     $19,167
  Deposits and short-term investments  16,173     21,834      39,717
  Trading inventories and other        15,319     13,856      15,860
                                       ------     ------      ------
                                       54,867     55,477      74,744
                                       ------     ------      ------
Expenses:
  Customer funds on deposit            16,249     21,571      38,510
  Bank loans and other                 10,850      8,955      13,616
  Subordinated and other long-term
    debt                                1,556      1,827       3,556
                                       ------     ------      ------
                                       28,655     32,353      55,682
                                       ------     ------      ------
Net interest income                   $26,212    $23,124     $19,062
                                       ======     ======      ======

     Net interest income accounted for 5 percent of the Company's net revenues in 1993 and 6 percent in each of 1992 and 1991. Short-term investments segregated for regulatory purposes and margin loans to customers, both financed primarily by credit balances in customer accounts, comprise the majority of the Company's interest-earning assets. Fixed income trading inventories, which are generally financed with short-term bank borrowings or repurchase agreements, also generated significant net interest income. The Company's net interest income is dependent upon the level of customer balances and trading inventories, as well as the spread between the rate it earns on those assets compared with its cost of funds.

     As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains stable, the
Company expects net interest income to continue to be a significant component of its earnings. The Company continues to examine alternative cash management products and services that it may offer to customers with credit balances in their accounts. Management believes that implementation of new cash management products and services would not have a material effect on net earnings.
     Average balances and interest rates for 1991 through 1993 are:


                                           Year ended December 31,
(Dollars in thousands)                    1993       1992       1991
                                        ----------------------------
Interest revenues:
Margin loans to customers
   Average balance                     $388,398   $299,438   $210,090
   Average interest rate                    6.0%       6.6%       9.1%
                                        -------    -------   --------
                                        $23,375    $19,787    $19,167
                                        =======    =======   ========
Deposits and short-term investments
   Average balance                     $534,723   $597,669   $663,645
   Average interest rate                    3.0%       3.7%       6.0%
                                        -------    -------    -------
                                        $16,173    $21,834    $39,717
                                        =======    =======    =======
Interest expense:
Interest-bearing customer funds
  on deposit
   Average balance                     $685,194   $701,765   $737,403
   Average interest rate                    2.4%       3.1%       5.2%
                                        -------    -------    -------
                                        $16,249    $21,571    $38,510
                                        =======    =======    =======

     The $3.1 million increase in net interest income in 1993 over 1992 was principally attributable to an increase in average margin loan balances to customers of $89.0 million resulting from increased individual investor participation in the financial markets. See "Liquidity and Capital Resources."

     The $4.1 million increase in net interest income in 1992 is due primarily to decreased interest expense from lower interest rates on bank borrowings and from reduced levels of subordinated and other long-term debt. See "Liquidity and Capital Resources." These positive factors were partially offset by the negative effect of slightly reduced spreads on customer balances.

     Asset Management

     During 1993 asset management revenues increased $3.4 million or 36 percent from 1992, as a result of a 12-percent increase in assets under management at Insight Management, as well as increased revenues from larger volumes of assets in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes.

     Asset management revenues increased $6.6 million from 1991 to 1992, primarily due to increased revenues from Insight
Management's first full year of operation and, to a lesser extent, increases in revenues from fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes.

     Correspondent Clearing and Other Revenues

     Correspondent clearing revenues increased $1.9 million or 19 percent from 1992 to 1993 primarily as a result of increased trade volumes and a 13-percent increase in the number of correspondents handled by RPR Clearing, the Rauscher Pierce Refsnes unit that serves as clearing agent for approximately 125 correspondent brokerage firms. Approximately $5.2 million of the increase in other revenues from 1992 to 1993 was the result of a one-time gain recorded during the third quarter of 1993 from the sale of the Minneapolis Energy Center, a district heating and cooling company owned by a partnership in which Dain Bosworth was the general partner. Net of expenses, this transaction increased the Company's pretax earnings by $4.0 million, net earnings by $2.4 million and earnings per share by $.29.

     Correspondent clearing revenues increased $2.7 million from 1991 to 1992 as a result of increased trade volumes handled by RPR Clearing. Other revenues declined $2.6 million in 1992 from 1991 due primarily to the loss of $3.2 million in fees paid by Carnegie to the Company for Dain Bosworth and Rauscher Pierce Refsnes customer balances held in funds managed by Carnegie before their transfer to money market funds managed by Insight Management. As of December 31, 1992, substantially all of Dain Bosworth and Rauscher Pierce Refsnes customers' money market fund balances previously held in funds managed by Carnegie had been transferred to funds managed by Insight Management.

     Compensation and Benefits

     Compensation and benefits expense is generally affected by the level of operating revenues, earnings and the number of employees. The 1993 and 1992 increases in compensation and benefits expense of 16 percent and 25 percent, respectively, were comprised primarily of increased commissions, incentive compensation and related benefits that rose in conjunction with increased operating revenues and earnings. The increases for 1993 and 1992 were also partially the result of increases in the average number of employees of 8 percent each year.

     Other Expenses

     During 1993 expenses other than compensation and benefits and interest increased $13.6 million or 14 percent principally as a result of volume-driven increases in the use of communications, market data and clearing services; increased travel costs associated with the generation of new business; increased reserves; and increased occupancy expenses related to higher real estate and operating costs at the Company's Minneapolis headquarters, the net addition of nine operating office locations and the expansion of several others.

     During 1992 expenses other than compensation and benefits and interest rose $12.0 million or 14 percent, due primarily to higher usage of communications and market data services; increased occupancy costs related to the Company's new headquarters and moving or opening several branch locations; increased travel and promotional costs from the larger number of investment executives qualifying for incentive awards; higher floor brokerage and clearing costs due to heavier trade volumes; and increased expenses associated with preparations for the April 1993 consolidation of Dain Bosworth's and Rauscher Pierce Refsnes' operations areas into Regional Operations Group.

     Management anticipates higher operating expenses in 1994 and subsequent years as the Company expects to make additional investments in new or expanded operating offices, hire additional employees, and make additional investments in systems, training and other areas in connection with the Company's strategic growth initiatives over the next five years.

     Effect of Recent Accounting Standards

     In November 1992 the Financial Accounting Standards Board issued a new statement on accounting for post-employment benefits other than pensions. The standard will be adopted as required in 1994. The Company does not expect the statement to have a material effect on financial results.

     Inflation

     Since the Company's assets are primarily liquid in nature and experience a high rate of turnover, they are not significantly affected by inflation. However, the rate of inflation does affect many of the Company's operating costs which may not be readily recoverable through price increases on services offered by the Company.

     Liquidity and Capital Resources

     The Company's assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. These assets are financed primarily by interest-bearing and non-interest bearing customer credit balances, repurchase agreements, other payables, short-term and subordinated bank borrowings and equity capital. Changes in the amount of trading securities owned by the Company, customer and broker receivables and securities purchased under agreements to resell directly affect the amount of the Company's financing requirements.

     The Company has various sources of capital for operations and growth. In addition to capital provided by earnings, Regional Operations Group maintains uncommitted lines of credit from a number of banks to finance transactions (principally trading and underwriting positions of Dain Bosworth and Rauscher Pierce Refsnes) when internally generated capital is not sufficient. These uncommitted lines of credit are collateralized by trading securities and customers' excess margin securities. Also, the Company has a $15 million, committed, unsecured revolving credit facility that is used for advances to its subsidiaries and general corporate purposes. On February 28, 1994, $15 million of this revolving credit facility was unused.

     Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission measuring capitalization and liquidity and restricting amounts of capital that may be transferred to affiliates. In April 1993 the Company's new operations subsidiary, Regional Operations Group, began clearing and settling trades for Dain Bosworth and Rauscher Pierce Refsnes (including the accounts of RPR Clearing). Regional Operations Group now carries all customer accounts, extends margin credit to customers, pays interest on credit balances of customers and invests any excess customer balances. As a result, Regional Operations Group is subject to similar Securities and Exchange Commission regulations. During 1993 Dain Bosworth, Rauscher Pierce Refsnes and Regional Operations Group all operated above the minimum net capital standards. At December 31, 1993, regulatory net capital was $46.2 million at Regional Operations Group, which was 8.2 percent of aggregate debit balances and $18.2 million in excess of the 5-percent requirement. Beginning in April 1993, Dain Bosworth's and Rauscher Pierce Refsnes' net capital requirement was reduced to $1 million for each company because neither carries customer balances on its balance sheet. At December 31, 1993, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $18.4 million and $19.0 million, respectively, in excess of the $1 million requirement.

     The Company paid a special cash dividend of $.16 per share on the Company's common stock during the first quarter of 1992 and regular quarterly cash dividends of $.04 per share thereafter through the first quarter of 1993. Beginning in the second quarter of 1993, the regular quarterly dividend was increased to $.08 per share. The determination of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds. Prior to 1992 the Company had been prevented from paying cash dividends on its common stock by a cumulative net earnings test contained in its subordinated debt agreements.

     In 1993 the Company purchased automated workstations totaling approximately $4.6 million in conjunction with the rollout of the Client Management System, which is designed to improve the productivity and client service of Dain Bosworth and Rauscher Pierce Refsnes investment executives. The purchases were financed with a series of secured notes which require the Company to make 48 equal monthly payments of principal plus interest.

     Rauscher Pierce Refsnes entered into a $3.0 million, five-year subordinated bank loan during the first quarter of 1993.
Proceeds of the loan qualify as regulatory capital and will be used for general corporate purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements
        As of December 31, 1993 and 1992, and for each of the years in the three-year period ended December 31, 1993 and Supplementary Data

                                                            Page

Independent Auditors' Report...............................  18

Consolidated Financial Statements:

     Consolidated statements of operations.................  19

     Consolidated balance sheets...........................  20

     Consolidated statements of shareholders' equity.......  21

     Consolidated statements of cash flows.................  22

     Notes to consolidated financial statements............  23

Quarterly Financial Information............................  31

                  INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Inter-Regional Financial Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Inter-Regional Financial Group, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1993. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules as listed in the table of contents on page 36 hereof. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter-Regional Financial Group, Inc. and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                             KPMG Peat Marwick

Minneapolis, Minnesota
February 1, 1994


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per-share amounts)

                                    Year ended December 31,
                                1993         1992         1991
                             -----------------------------------
Revenues:
  Principal transactions     $139,304       $126,139   $ 102,550
  Commissions                 139,288        118,754      97,500
  Investment banking and
     underwriting             129,603        104,944      77,197
  Interest                     54,867         55,477      74,744
  Asset management             12,817          9,451       2,878
  Correspondent clearing       11,499          9,627       6,916
  Other                        24,237         13,869      16,489
                              -------        -------     -------
Total revenues                511,615        438,261     378,274
                              -------        -------     -------
Interest expense              (28,655)       (32,353)    (55,682)
                              -------        -------     -------
Net revenues                  482,960        405,908     322,592
                              -------        -------     -------

Expenses excluding interest:
  Compensation and benefits   292,587        252,840     202,166
  Communications               30,725         26,040      22,214
  Occupancy and equipment
     rental                    24,675         22,927      19,127
  Travel and promotional       15,889         12,574      11,269
  Floor brokerage and
     clearing fees              8,612          7,487       6,926
  Other                        33,119         30,349      27,872
                               ------         ------      ------
Total expenses excluding
   interest                   405,607        352,217     289,574
                              -------        -------     -------
Earnings:
  Earnings before income
     taxes and extraordinary
     items                     77,353         53,691      33,018
  Income tax expense          (29,704)       (19,168)    (11,888)
                              -------        -------     -------
  Earnings before
     extraordinary items       47,649         34,523      21,130
  Extraordinary items, net         __             __       6,611
                              -------        -------     -------
Net earnings                  $47,649        $34,523     $27,741
                              =======        =======     =======

Earnings per common and common equivalent share:
Primary:
  Before extraordinary items    $5.67          $4.03      $2.50
  Extraordinary items              __             __        .78
                                -----          -----      -----
  Net                           $5.67          $4.03      $3.28
                                =====          =====      =====
Fully diluted:
  Before extraordinary items    $5.63          $3.91      $2.30
  Extraordinary items              __             __        .66
                                -----          -----      -----
  Net                           $5.63          $3.91      $2.96
                                =====          =====      =====

See accompanying notes to consolidated financial statements.



      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)

                                                  December 31,
                                               1993        1992
                                           ----------------------
Assets:
   Cash and cash equivalents                 $14,047     $34,461
   Cash and short-term investments
     segregated for regulatory purposes      581,005     501,705
   Receivable from customers                 531,636     383,540
   Receivable from brokers and dealers       178,448      95,378
   Securities purchased under agreements
     to resell                               111,887      40,583
   Trading securities owned                  271,378     140,821
   Equipment, leasehold improvements and
     buildings, at cost, less accumulated
     depreciation of $14,086 and $11,043,
     respectively                             24,720      17,121
   Other receivables                          40,744      28,717
   Deferred income taxes                      18,995      12,236
   Other assets                               13,162      16,383
                                          ----------  ----------
                                          $1,786,022  $1,270,945
                                          ==========  ==========

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings                   $123,973      $18,617
   Drafts payable                            32,041       34,116
   Payable to customers                     866,144      777,504
   Payable to brokers and dealers           250,594      111,202
   Securities sold under repurchase
      agreements                             83,978       27,115
   Trading securities sold, but not yet
      purchased                              72,218       33,843
   Accrued compensation                      83,458       64,780
   Other accrued expenses and accounts
      payable                                63,776       48,607
   Accrued income taxes                       9,991        6,844
   Subordinated and other debt               22,166       16,364
                                          ---------    ---------
                                          1,608,339    1,138,992
                                          ---------    ---------
Shareholders' equity:
   Common stock (issued and outstanding,
      8,130,602 and 8,081,656 shares,
      respectively)                           1,016        1,010
   Additional paid-in capital                73,475       73,128
   Retained earnings                        103,192       57,815
                                         ----------   ----------
                                            177,683      131,953
                                         ----------   ----------
                                         $1,786,022   $1,270,945
                                         ==========   ==========

See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In thousands)
               Convertible                 Additional               Total
            Preferred Stock   Common Stock   Paid-In   Retained Shareholders'
             Shares  Amount  Shares  Amount  Capital   Earnings    Equity
          -------------------------------------------------------------------
Balances at
 December 31,
  1990         119   $1,862   8,096   $1,012  $70,166   $3,194    $76,234
               ---   ------   -----   ------  -------   ------    -------

Net earnings    __       __      __       __       __   27,741     27,741
Common stock
  issued upon
  conversion
  of preferred
  stock        (22)    (350)     30        3     347        __        __
Common stock
  issued upon
  exercise of
  incentive
  stock options __       __      45        6     322        __        328
Cash dividends
  on preferred
  stock         __       __      __       __      __      (193)      (193)
               ---    -----   -----    -----   -----    ------    -------

Balances at
  December 31,
  1991          97    1,512   8,171    1,021  70,835    30,742    104,110
               ---    -----   -----    -----  ------    ------    -------

Net earnings    __       __      __       __      __    34,523     34,523
Common stock
  issued upon
  conversion
  of preferred
  stock        (92)  (1,452)    125       16    1,436      __          __
Common stock
  issued upon
  exercise of
  incentive
  stock options __       __      91       11      857      __         868
Cash dividends
  on preferred
  stock         __       __      __       __      __      (52)        (52)
Cash dividends
  on common
  stock ($.28
  per share)    __       __      __       __      __   (2,313)     (2,313)
Redemption of
  preferred
  stock         (5)     (60)     __       __      __      (18)        (78)
Purchase and
  retirement
  of common
  stock from
  Commercial
  Credit
  Company       __       __    (305)     (38)     __   (5,067)     (5,105)
               ---      ---   -----    -----  ------   ------     -------
Balances at
  December 31,
  1992          __       __   8,082    1,010  73,128   57,815     131,953
               ---      ---   -----    -----  ------   ------     -------

Net earnings    __       __      __       __     __    47,649      47,649
Common stock
  issued upon
  exercise of
  incentive
  stock options __       __      49        6     347      __          353
Cash dividends
  on common stock
  ($.28 per
  share)        __       __      __       __      __  (2,272)      (2,272)
               ---      ---   -----    -----  ------  ------       ------
Balances at
  December 31,
  1993          __     $ __   8,131   $1,016 $73,475 $103,192    $177,683
               ===      ===   =====    =====  ======  =======     =======

See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)

                                        Year ended December 31,
                                       1993      1992      1991
                                      --------------------------
Cash flows from operating activities:
  Net earnings                        $47,649   $34,523  $21,130
  Adjustments to reconcile net
   earnings to cash provided
   (used) by operating activities:
     Depreciation and amortization      5,812     4,419    3,744
     Deferred income taxes             (6,759)   (5,028)  (3,611)
     Utilization of tax-loss
       carryforwards                       __        __    6,953
     Other non-cash items              11,274     8,371    8,801
     Cash and short-term investments
       segregated for regulatory
       purposes                       (79,300)  101,293   24,791
     Securities purchased under
       agreements to resell           (71,304)   16,101   69,449
     Net trading securities owned and
       trading securities sold, but
       not yet purchased              (92,182)   54,827    2,485
     Drafts payable and short-term
       borrowings of securities
       companies                      108,731   (23,669) (24,306)
     Net payable to customers         (59,456)  (45,277) (98,386)
     Net payable to brokers and
       dealers                         56,322   (65,725)  54,779
     Securities sold under repurchase
       agreements                      56,863   (53,755) (84,549)
     Accrued compensation              18,678    16,812   21,236
     Other                             (3,763)    3,496   18,408
                                       ------    ------   ------
     Cash provided (used) by operating
       activities                      (7,435)   46,388   20,924
                                       ------    ------   ------

Cash flows from financing activities:
 Proceeds from:
    Subordinated and other debt         7,427     7,000       __

    Issuance of common stock              353       868      328
   Payments for:
    Subordinated and other debt        (1,625)  (20,274) (18,451)
    Revolving credit agreement, net    (5,450)   (9,550)      __
    Dividends on common stock          (2,272)   (2,313)      __
    Purchase of common stock               __    (5,105)      __
    Redemption of and dividends on
      preferred stock                      __     (130)     (193)
                                      -------  -------   -------
    Cash (used) for financing
      activities                       (1,567) (29,504)  (18,316)
                                      -------  -------   -------
Cash flows from investing activities:
   Proceeds from investment
     dividends and sales                1,613    1,324     1,694
   Payments for equipment, leasehold
     improvements and other           (13,025)  (5,687)   (3,695)
                                      -------  -------   -------
   Cash (used) by investing
     activities                       (11,412)  (4,363)   (2,001)
                                      -------  -------   -------
   Increase (Decrease) in cash and
     cash equivalents                 (20,414)  12,521       607
   Cash and cash equivalents:
     At beginning of year              34,461   21,940    21,333
                                      -------  -------   -------
     At end of year                   $14,047  $34,461   $21,940
                                      =======  =======   =======


Cash income tax payments totaled $33,053,000 in 1993, $21,001,000 in 1992 and $3,866,000 in 1991. Cash interest payments totaled
$28,494,000, $32,766,000 and  $57,173,000 in 1993, 1992 and 1991,
respectively.

During 1992 and 1991, respectively, the Company entered into non-cash financing activity of $1,452,000 and $350,000 associated with the conversion of preferred stock to common stock. Non-cash financing activity of $2,952,000 and $373,000 occurred during 1992 and 1991, respectively, as a result of the Company entering into capital lease obligations for new furniture, fixtures and equipment.

See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 1993, 1992 and 1991


Inter-Regional Financial Group, Inc. and Subsidiaries

A.  Summary of Significant Accounting Policies

     Basis of Presentation: The consolidated financial statements include the Company and its subsidiaries, all of which are wholly owned. All material inter-company balances and transactions have been eliminated in consolidation. Certain prior year amounts in the financial statements have been reclassified to conform to the 1993 presentation.

     Cash and  Cash  Equivalents:    Cash  and  cash  equivalents
include cash on hand, cash in depository accounts with other financial institutions and money market investments with original maturities of 90 days or less.

     Securities:     Securities  transactions   and  the  related
commission revenues and expenses are recorded on settlement date, which is not materially different than if transactions were recorded on trade date.

     Trading securities owned and trading securities sold, but not yet purchased, are stated at market value. Unrealized gains and losses on such securities are recognized currently in revenues.

     Repurchase  Transactions:     Securities   purchased   under
agreements to resell (reverse repurchase agreements) and securities sold under repurchase agreements are accounted for as financing transactions and are recorded at the contract amount at which the securities will subsequently be resold or reacquired, plus accrued interest.

     Depreciation and Amortization: Equipment is depreciated using the straight-line method over estimated useful lives of two to eight years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Buildings are depreciated using the straight-line method over an estimated useful life of 25 years.

     Income Taxes: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109,
"Accounting for Income Taxes." Under this method, deferred tax liabilities and assets and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Financial statements for prior years have not been restated and the cumulative effect of the accounting change was not material. (See note M.)

     Prior to 1993 the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences.

     Fair Values of Financial Instruments: Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at December 31, 1993.

     Recent Accounting Pronouncements: In November 1992 the Financial Accounting Standards Board issued Statement No. 112 - Employers' Accounting for Post-Employment Benefits Other Than Pensions (FAS 112). The Company expects to adopt the provisions of FAS 112 when required in 1994 and does not expect the statement to have a material effect on financial results.

     Earnings Per Share: Primary earnings per share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock options and, in years prior to 1993, the assumed conversion of the Series 10% and 12% convertible preferred stock.

     Fully diluted earnings per share for 1992 and 1991 reflect the additional dilutive effect of the assumed conversion of convertible subordinated debentures. The weighted average number of shares used in the primary and fully diluted computations, respectively, are: 1993 - 8,404,501 and 8,466,797; 1992 -
8,573,507 and 8,960,560; and 1991 - 8,463,211 and 10,066,831.

B.  Extraordinary Items

     During 1991 the Company recognized net extraordinary gains of $6,611,000. This amount was comprised of the realization of tax benefits from utilization of net operating loss carryforwards of $6,953,000 and a net loss from the redemption and buyback of the Company's 11-1/2% convertible subordinated debentures of $342,000.

C.  Receivable From and Payable to Customers

     The amounts receivable from and payable to customers result from cash and margin transactions. Securities owned by customers and held as collateral for receivables and securities sold short by customers are not reflected in the consolidated financial statements. Included in payable to customers are customer funds on deposit for reinvestment totaling $713 million and $687 million as of December 31, 1993 and 1992, respectively. The Company pays interest on such funds at varying rates, the weighted average of which was 2.4 percent at December 31, 1993.

D.  Receivable From and Payable to Brokers and Dealers

                                                  December 31,
(In thousands)                                 1993         1992
                                             --------------------
Receivable from brokers and dealers:
  Deposits for securities borrowed           $138,906     $63,610
  Securities failed to deliver                 35,094      16,280
  Clearing organizations, correspondent
    brokers and other                           4,448      15,488
                                             --------     -------
                                             $178,448     $95,378
                                             ========     =======
Payable to brokers and dealers:
  Deposits for securities loaned             $193,312     $89,234
  Securities failed to receive                 50,054      13,702
  Clearing organizations, correspondent
    brokers and other                           7,228       8,266
                                             --------    --------
                                             $250,594    $111,202
                                             ========    ========

     Securities failed to deliver and receive represent the contract value of securities which have not been delivered or received subsequent to settlement date. Deposits paid for securities borrowed and deposits received for securities loaned approximate the market value of the related securities.

E.  Trading Securities

The market values of trading security positions are summarized as follows:

                                                  December 31,
(In thousands)                                 1993         1992
                                             --------------------
Owned:
  Government securities                     $118,787      $47,676
  Municipal securities                        85,131       61,347
  Corporate and other securities              67,460       31,798
                                            --------     --------
                                            $271,378     $140,821
                                            ========     ========

Sold, but not yet purchased:
  Government and municipal securities        $67,007      $29,428
  Corporate and other securities               5,211        4,415
                                             -------      -------
                                             $72,218      $33,843
                                             =======      =======

F.  Short-Term Borrowings

                                                  December 31,
(In thousands)                                 1993         1992
                                             --------------------
Loans to the securities subsidiaries         $123,973     $13,167
Revolving credit loan                              __       5,450
                                             --------     -------
                                             $123,973     $18,617
                                             ========     =======

     The loans to the securities subsidiaries consist primarily of bank borrowings on uncommitted lines of credit collateralized by trading securities owned and securities held in customer margin accounts, and have a floating rate of interest approximately .50 percent above the Federal Funds rate. The market value of trading securities pledged as collateral at December 31, 1993 was $113 million.

     Revolving credit loan borrowings and irrevocable letters of credit are available under a commitment totaling $15 million (all of which was unused as of December 31, 1993) which expires June 30, 1995. Loans under this facility are unsecured and bear interest at a floating rate of Federal Funds plus 1.125 percent. The Company must maintain certain levels of net worth under the agreement.

G.  Subordinated and Other Debt

                                                  December 31,
(In thousands)                                 1993         1992
                                             --------------------
Subordinated debt of securities
   subsidiaries                               $8,000     $5,000

Other debt:
  Capital lease obligations (Note I)           8,006      8,866
  Other                                        6,160      2,498
                                             -------    -------
                                              14,166     11,364
                                             -------    -------
                                             $22,166    $16,364
                                             =======    =======

     Other debt is used primarily to finance equipment and building improvements and is payable in monthly or quarterly installments and bears interest at floating rates which approximated 5.8 percent at December 31, 1993. The Company must maintain certain levels of net worth under one of the debt agreements.

     Annual principal payments on subordinated bank loans and other debt (excluding obligations under capital leases) during the next five years are as follows: 1994-$1,463,000; 1995- $3,782,000; 1996-$4,273,000; 1997-$3,908,000; 1998-$468,000.

H.  Shareholders' Equity

     Common Stock: The common stock has a par value of $.125 per share; 20,000,000 shares are authorized.

     At December 31, 1993, 1,761,000 shares of the Company's common stock were reserved for the 1986 Stock Option Plan and 106,000 shares were reserved for issuance to the IFG Stock Bonus
Plan.

     Dividends: The Company paid a special cash dividend of $.16 per share during the first quarter of 1992 and regular quarterly cash dividends of $.04 per share each quarter thereafter through the first quarter of 1993. Beginning in the second quarter of 1993, the regular quarterly dividend was increased to $.08 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds. Prior to 1992 the Company was prevented from paying cash dividends on its common stock by a cumulative net earnings test contained in its convertible subordinated debt agreements.

     Stock Options: The Company maintains a stock option plan, under which key employees and outside directors may be granted options to purchase common stock at not less than 100 percent of the fair market value of the shares at the date of grant for incentive stock options or 50 percent for non-qualified options. Options granted to employees prior to December 31, 1989, generally become exercisable at the rate of 33-1/3 percent each year and expire five years from the grant date. Options granted to employees subsequent to December 31, 1989, generally become exercisable at rates of 20, 50 and 100 percent as of two, three and four years, respectively, after the date of grant and expire ten years from date of grant. Options granted to outside directors prior to December 31, 1991, become exercisable immediately and expire five years from grant date. Options granted to outside directors subsequent to December 31, 1991, become exercisable six months after grant date and expire five years after grant date. At December 31, 1993, 1,067,884 shares of common stock were available for grant.

     The following table summarizes the activity related to the Company's stock option plan for each of the last three years:

                                      Year ended December 31,
                                   1993        1992        1991
                                   ----------------------------

Options outstanding at
   beginning of year             493,900     476,968     566,350
Granted                          271,900     132,500     134,000
Exercised                        (50,600)    (88,268)    (98,915)
Expired                               __      (2,000)    (93,000)
Cancelled                        (21,700)    (25,300)    (31,467)
                                 -------     -------     -------
Options outstanding at end
   of year                       693,500     493,900     476,968
                                 =======     =======     =======
Options exerciseable at end
   of year                       130,200      94,460     128,257
                                 =======     =======     =======
Price range of outstanding
   options                      $6.50-       $6.50-      $6.50-
                                 $20.25       $17.625     $13.125
Price range of options
   exercised                    $6.875-       $7.00-      $7.375-
                                 $8.50        $13.25      $13.25

     All outstanding options were granted at 100 percent of the fair market value of the shares at the date of grant. The
Company's closing stock price on December 31, 1993 was $27.875.

I.  Commitments and Contingent Liabilities

     Leases: The Company and its subsidiaries lease office space, furniture and communications and data processing equipment under several noncancelable leases. Most office space leases are subject to escalation and provide for the payment of real estate taxes, insurance and other expenses of occupancy, in addition to rent.

     Aggregate minimum rental commitments as of December 31, 1993 are as follows:

                                             Capital  Operating
(In thousands)                                leases    leases
                                           ---------------------
1994                                          $1,876   $14,341
1995                                           1,802    13,271
1996                                           1,325     9,654
1997                                           1,176     7,659
1998                                           1,056     6,293
Thereafter                                     8,775    29,253
                                             -------   -------
Total minimum lease payments                 $16,010   $80,471
                                                       =======
Less amount representing interest             (8,004)
                                             -------
Present value of minimum lease payments        8,006
                                             =======

     Rental expense for operating leases was $19,085,000, $18,741,000 and $15,486,000, for the years ended December 31, 1993, 1992 and 1991, respectively. Included in net equipment, leasehold improvements and buildings at December 31, 1993 and 1992, is $5,952,000 and $6,915,000, respectively, for leases which have been capitalized.

     Litigation: The Company's securities subsidiaries are defendants in various civil actions and arbitrations incidental to their business involving alleged violations of federal and state securities laws, and other laws. Some of these actions have been brought on behalf of purported classes of plaintiffs claiming substantial damages relating to underwritings of securities.

     Several such actions resulted from Rauscher Pierce Refsnes' participation as a member of the underwriting syndicates in seven taxable municipal bond offerings for an aggregate of $1.55 billion in 1986. Rauscher Pierce Refsnes agreed to underwrite approximately $57.8 million of these bonds, and served as co-manager in one offering of $200 million of bonds. Drexel Burnham Lambert Incorporated, the lead managing underwriter for all seven of such offerings, and one other member of the underwriting syndicates for certain of such offerings have filed for reorganization under the bankruptcy laws and have failed to honor their syndicate obligations in connection with such claims. Plaintiffs in certain of these actions allege violations of federal and state securities laws, common law fraud, negligence, and various other claims. Plaintiffs in certain of the actions also alleged violations of the Racketeer Influenced and Corrupt Practices Act, but such claims have been dismissed. Plaintiffs seek an unspecified amount of actual and punitive damages, rescission and other relief. Rauscher Pierce Refsnes believes that it has substantial and meritorious defenses available and plans to defend itself vigorously against these actions.

     While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel as to certain of these actions, believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial condition.

J.  Financial Instruments with Off-Balance-Sheet Risk

     In the normal course of business, the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance-sheet credit and market risks in the event the customer or counterparty is unable to fulfill its contractual obligations. Such risks may be increased by volatile trading markets.

     In the normal course of business, the securities subsidiaries enter into when-issued underwriting and purchase commitments. Transactions relating to such commitments open at year end and subsequently settled had no material effect on the consolidated financial statements.

     As part of its normal brokerage activities, the Company sells securities not yet purchased (short sales) for its own account. The establishment of short positions exposes the Company to off-balance-sheet risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.

     The Company also periodically hedges its fixed income trading inventories with financial futures contracts. These contracts expose the Company to off-balance-sheet risk in the event that the change in the futures price does not closely correlate with the change in the inventory price. At December
31, 1993, the Company had open commitments under financial futures contracts with a notional amount of $2.0 million.

     The  Company   does  not   enter  into   interest-rate  swap
agreements, foreign currency contracts or interest-rate option agreements.

     The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary.

     A portion of the Company's customer activity involves the sale of securities not yet purchased and the writing of option contracts. Such transactions may require the Company to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.

     The Company lends money subject to reverse repurchase agreements. All positions are collateralized, primarily with U.S. government or U.S. government agency securities. The Company generally takes physical possession of securities purchased under agreements to resell. Such transactions may expose the Company to risk in the event such borrowers do not repay the loans and the value of collateral held is less than that of the underlying receivable. These agreements provide the Company with the right to maintain the relationship between market value of the collateral and the receivable.

     The Company may pledge firm or customer margin securities for bank loans, repurchase agreements, securities loaned or to satisfy margin deposits of clearing organizations. In the event the counterparty is unable to return such securities pledged, the Company may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities. The Company seeks to control these risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary. At December 31, 1993, the market value of such securities pledged approximated the borrowings outstanding.

K.  Regulatory Requirements

     Dain Bosworth and Rauscher Pierce Refsnes are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. In April 1993 the Company's new operations subsidiary, Regional Operations Group, began clearing and settling trades for Dain Bosworth and Rauscher Pierce Refsnes (including the accounts of RPR Clearing). Regional Operations Group now carries all customer accounts, extends margin credit to customers, pays interest on credit balances of customers and invests any excess customer balances. As a result, Regional Operations Group is subject to the Uniform Net Capital Rule whereby net capital of not less than 2 percent of aggregate debit items must be maintained. The New York Stock Exchange, Inc. also may require a member organization to reduce its business if regulatory net capital is less than 4 percent of such aggregate debit items, and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of such aggregate debit items. At December 31, 1993, net capital was $46.2 million at Regional Operations Group, which was 8.2 percent of aggregate debit balances and $18.2 million in excess of the 5-percent requirement. Beginning in April 1993, Dain Bosworth's and Rauscher Pierce Refsnes' net capital requirement was reduced to $1 million for each company as neither firm carries customer balances on its balance sheet. At December 31, 1993, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $18.4 million and $19.0 million, respectively, in excess of the $1 million requirement.


     Rule 15c3-3 of the Securities Exchange Act of 1934 specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Amounts to be maintained are computed in accordance with a formula defined in the Rule. At December 31, 1993, Regional Operations Group had $581.0 million segregated in special reserve accounts. This amount consisted of qualified securities purchased under agreements to resell and was collateralized by U.S. government or government agency securities.

L.  Employee Benefit Plans

     The Company and its participating subsidiaries have profit sharing and stock bonus plans which cover substantially all full-time employees who are at least 21 years of age and have been employed for at least one year.

     Company contributions to the profit sharing plan are 3 percent of each participant's eligible compensation, plus a discretionary contribution determined by each participating company's board of directors based on profits. Employees may contribute on a pretax basis up to 10 percent of their eligible compensation to the plan, less any amounts contributed to the stock bonus plan and subject to certain aggregate limitations under federal regulations.

     Stock bonus plan contributions are used to purchase common stock of the Company. Employees may allot on a pretax basis up to 5 percent of their eligible compensation to the plan, subject to certain aggregate limitations with contributions to the profit sharing plan under federal regulations. The Company and its participating subsidiaries match 50 percent of their employees' contributions to the stock bonus plan. The Company also makes matching contributions to the stock bonus plan equal to 25 percent of employee pretax contributions of up to 5 percent of eligible compensation (less any amount contributed to the stock bonus plan) to the profit sharing plan. Only aggregate employee pretax contributions of up to 5 percent for both the stock bonus plan and profit sharing plan are eligible for Company matching contributions.

     The Company's policy is to fund currently profit sharing and
stock  bonus   plan  costs.    Earnings  have  been  charged  for
contributions, net of forfeitures, to the above plans as follows:

                                      Year ended December 31,
(In thousands)                     1993        1992        1991
                                  ------------------------------

Profit sharing plan               $15,863    $14,023    $10,079
Stock bonus plan                    2,885      2,334      1,845
                                  -------    -------    -------
                                  $18,748    $16,357    $11,924
                                  =======    =======    =======

M.  Income Taxes

Income tax expense consists of the following:

                                      Year ended December 31,
(In thousands)                      1993       1992        1991
                                   -----------------------------
Current:
   Federal                         $30,557    $19,786    $ 6,308
   State                             5,906      4,410      2,238
Deferred:
   Federal                          (5,741)    (4,330)    (3,470)
   State                            (1,018)      (698)      (141)
Charge equivalent to benefit of
   net operating loss
   carryforwards                        __         __      6,953
                                   -------    -------    -------
                                   $29,704    $19,168    $11,888
                                   =======    =======    =======

     A reconciliation of ordinary federal income taxes (based on rates of 35 percent for 1993 and 34 percent for 1992 and 1991) with the actual tax expense provided on earnings is as follows:

                                      Year ended December 31,
(In thousands)                      1993       1992        1991
                                   -----------------------------
Ordinary federal income tax
   expense                        $27,074    $18,255    $11,226
State income taxes, net of
   federal tax benefit              3,178      2,449      1,384
Tax-exempt interest, net of
   related interest expense          (780)      (584)      (777)
Other                                 232       (952)        55
                                  -------    -------    -------
                                  $29,704    $19,168    $11,888
                                  =======    =======    =======
Effective tax rate                   38.4%      35.7%      36.0%
                                  =======    =======    =======

     Deferred   income    tax   expenses/benefits   result   from
differences in the timing of revenue and expense recognition for financial statement and tax reporting purposes. The sources and tax effect of the changes in deferred taxes are:

                                       Year ended December 31,
(In thousands)                       1993       1992        1991
                                   -------------------------------
Accruals not currently deductible  $(5,521)   $(3,689)   $(4,333)
Partnership investments             (1,703)      (550)       328
Fixed assets                         1,196       (566)        69
Other                                 (731)      (223)       325
                                   -------    -------    -------
                                   $(6,759)   $(5,028)   $(3,611)
                                   =======    =======    =======

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are:

                                                  December 31,
(In thousands)                                 1993         1992
                                             ---------------------
Deferred tax assets:
  Accruals not currently deductible          $18,567     $13,046
  Fixed assets                                   393       1,589
  Other                                        1,771       1,040
                                             -------     -------
                                              20,731      15,675
                                             -------     -------
Deferred tax liabilities:
  Partnership investments                     (1,736)     (3,439)
                                             -------     -------
                                             $18,995     $12,236
                                             =======     =======

     The Company has determined that it is not required to establish a valuation allowance for the deferred tax asset since it is more likely than not that the deferred tax asset will be realized principally through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income.

              INTER-REGIONAL FINANCIAL GROUP, INC.
                 QUARTERLY FINANCIAL INFORMATION
       (Unaudited, in thousands, except per-share amounts)

                          First      Second     Third      Fourth
                         Quarter    Quarter    Quarter    Quarter
                        ------------------------------------------
1993
Net revenues            $112,344   $114,646   $128,573   $127,397
                        ========   ========   ========   ========
Earnings before income
  taxes                  $16,347    $16,542    $24,150    $20,314
                        ========   ========   ========   ========
Net earnings             $10,135    $10,256    $14,460    $12,798
                        ========   ========   ========   ========
Per share data:
   Primary net earnings
    per share              $1.22      $1.23      $1.72      $1.51
                        ========   ========   ========   ========
   Fully diluted net
     earnings per share    $1.22      $1.23      $1.70      $1.51
                        ========   ========   ========   ========
   Dividends                $.04       $.08       $.08       $.08
                        ========   ========   ========   ========

1992
Net revenues            $100,006    $96,886    $95,763   $113,253
                        ========   ========   ========   ========
Earnings before income
  taxes                  $13,274    $12,827    $12,049    $15,541
                        ========   ========   ========   ========
Net earnings              $8,694     $8,449     $7,864     $9,516
                        ========   ========   ========   ========
Per share data:
   Primary net earnings
    per share              $1.00       $.98       $.92      $1.11
                        ========   ========   ========   ========
   Fully diluted net
     earnings per share     $.95       $.94       $.92      $1.11
                        ========   ========   ========   ========
   Dividends (A)            $.16       $.04       $.04       $.04
                        ========   ========   ========   ========

(A) The $.16 per share dividend paid in first-quarter 1992 was a special dividend.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE:

       None.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

     See Part I, Item 4 of this Annual Report for information with respect to executive officers of the Company. Other information required in Item 10 will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION:

     The information required in Item 11 will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference, except that, pursuant to Item 402(a)(8) of Regulation S-K, the information to be contained in the Company's definitive Proxy Statement in response to paragraphs (k) and (l) of Item 402 is not incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT:

     The information required in Item 12 will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

     The information required in Item 13 will be contained in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.


                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K:

(a)    Documents filed as part of this Report:

                                                           Page
                                                           ----
   1.  Financial statements:
       Reference is made to the table of contents to
       financial statements and financial statement
       schedules hereinafter contained                       36

   2.  Financial statement schedules:
       Reference is made to the table of contents
       to financial statements and financial statement
       schedules hereinafter contained for all other
       financial statement schedules                         36

   3.  Exhibits:

Item No.        Item                          Method of Filing
- --------        ----                          ----------------

3(a) Certificate of                       Incorporated         by
     Incorporation of the                 reference  to   Exhibit
     Company, as amended.                 3(a) to  the  Company's
                                          Annual Report  on  Form
                                          10-K for the year ended
                                          December 31, 1988.

3(b) Bylaws of the Company, as            Incorporated         by
     amended.                             reference  to   Exhibit
                                          3(b) to  the  Company's
                                          Annual Report  on  Form
                                          10-K for the year ended
                                          December 31, 1989.

4(a) Credit Agreement dated               Incorporated         by
     June 23, 1994.                       reference  to   Exhibit
                                          4(a) to  the  Company's
                                          Current Report  on Form
                                          8-K  dated   July   15,
                                          1993.

4(b) First Amendment to Credit            Incorporated         by
     Agreement dated November             reference  to   Exhibit
     30, 1993.                            4(a) to  the  Company's
                                          Current Report  on Form
                                          8-K dated  February 11,
                                          1994.

4(c) Term Loan Agreement dated            Incorporated         by
     October 16, 1992.                    reference  to   Exhibit
                                          4(e) to  the  Company's
                                          Annual Report  on  Form
                                          10-K for the year ended
                                          December 31, 1992.

4(d) First Amendment to Term              Incorporated         by
     Loan Agreement dated                 reference  to   Exhibit
     March 12, 1993.                      4(g) to  the  Company's
                                          Annual Report  on  Form
                                          10-K for the year ended
                                          December 31, 1992.

4(e) Second Amendment to Term             Incorporated         by
     Loan Agreement dated June            reference  to   Exhibit
     23, 1993.                            4(b) to  the  Company's
                                          Current Report  on Form
                                          8-K  dated   July   15,
                                          1993.

4(f) Third Amendment  to Term             Incorporated         by
     Loan Agreement dated                 reference  to   Exhibit
     November 30, 1993.                   4(b) to  the  Company's
                                          Current Report  on Form
                                          8-K dated  February 11,
                                          1994.

10(a)*  1986 Stock Option                 Incorporated         by
     Plan, as amended on April            reference  to   Exhibit
     24, 1987, May 9, 1990,               10(b) to  the Company's
     March 3, 1993 and April              Current Report  on Form
     27, 1993.                            8-K  dated   July   15,
                                          1993.

10(b) Form of Indemnity                   Incorporated         by
     Agreement with Directors             reference  to   Exhibit
     and Officers of the                  10(c) to  the Company's
     Company.                             Annual Report  on  Form
                                          10-K for the year ended
                                          December 31, 1990.

10(c)*  Retirement Agreement              Incorporated         by
     between the Company  and             reference   to  Exhibit
     Richard D. McFarland                 10(f) to  the Company's
     dated January 1, 1990.               Annual Report  on  Form
                                          10-K for the year ended
                                          December 31, 1989.

10(d)*  Form  of Non-Employee             Incorporated        by
     Director Retirement                  reference  to  Exhibit
     Compensation Agreement.              10(g) to the Company's
                                          Annual  Report on Form
                                          10-K for the year ended
                                          December 31, 1992.

10(e)*  IFG Executive Deferred            Incorporated         by
     Compensation Plan dated              reference  to   Exhibit
     March 31, 1993.                      10(a) to  the Company's
                                          Current Report  on Form
                                          8-K  dated   July   15,
                                          1993.

10(f) Trust  Agreement for                Filed herewith.
     Executive Deferred
     Compensation Plan dated
     February 11, 1994.

11   Computation of net                   Filed herewith.
     earnings per share.

21   List of subsidiaries.                Filed herewith.

23   Independent Auditors'                Filed herewith.
     consent.

24   Power of attorney.                   Filed herewith.

*  Management  contract   or  compensatory  plan  or  arrangement
   required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) No reports on Form 8-K were filed during the fourth quarter of 1993.

REPORT FOR EMPLOYEE STOCK PURCHASE PLAN:

     The financial statements required by Form 11-K with respect to the Company's Stock Bonus Plan will be filed by amendment hereto within 180 days of such plan's fiscal year end as permitted by Rule 15d-21.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTER-REGIONAL FINANCIAL
                                  GROUP, INC.

                                By  Daniel J. Reuss
                                    __________________________
                                    Daniel J. Reuss
                                    Senior Vice President,
                                    Corporate Controller and
                                    Treasurer

                                    Dated: March 21, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

     Signature                    Title


Irving Weiser                President, Chief Executive
_____________________        Officer (Principal Executive
Irving Weiser                Officer) and Director

Daniel J. Reuss              Senior Vice President, Controller
_____________________        and Treasurer (Principal
Daniel J. Reuss              Financial and Accounting Officer)

Susan S. Boren               Director
_____________________
Susan S. Boren

F. Gregory Fitz-Gerald       Director        By  Daniel J. Reuss
_____________________                           _________________
F. Gregory Fitz-Gerald                           Daniel J. Reuss
                                                 Pro Se and as
                                                 Attorney-in-Fact
Richard D. McFarland         Chairman of the     Dated: March 21, 1994
_____________________        Board and
Richard D. McFarland         Director

Lawrence Perlman             Director
_____________________
Lawrence Perlman

C.A. Rundell, Jr.            Director
_____________________
C.A. Rundell, Jr.

Robert L. Ryan               Director
_____________________
Robert L. Ryan

Arthur R. Schulze, Jr.       Director
_____________________
Arthur R. Schulze, Jr.

David A. Smith               Executive Vice President
_____________________        and Director
David A. Smith

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
          As of December 31, 1993 and 1992 and for each
              of the years in the three-year period
                     ended December 31, 1993


                        TABLE OF CONTENTS

                                                             Page
                                                             ----
Independent Auditors' Report                                  18

Consolidated Financial Statements:

     Consolidated statements of operations                    19

     Consolidated balance sheets                              20

     Consolidated statements of shareholders' equity          21

     Consolidated statements of cash flows                    22

     Notes to consolidated financial statements               23

Financial Statement Schedules:

     Schedule III - Condensed financial information of
     the registrant                                          37

     Schedule IX - Short-term borrowings                     41

___________

     Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.

         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                        OF THE REGISTRANT
              INTER-REGIONAL FINANCIAL GROUP, INC.
                        (Parent Company)
                    STATEMENTS OF OPERATIONS
                         (In thousands)
                                    Year ended December 31,
                                   1993      1992      1993
                                  --------------------------
Revenues:
   Management fees               $3,114    $2,810    $2,495
   Facilities rental              1,055     1,059     1,052
   Interest                         291       678     1,625
                                 ------    ------    ------
                                  4,460     4,547     5,172
                                 ------    ------    ------
Expenses:
   Compensation and benefits      2,417     2,312     1,779
   Interest                       1,226     2,182     4,887
   Other operating expenses       3,669     5,904     3,702
                                 ------    ------    ------
                                  7,312    10,398    10,368
                                 ------    ------    ------
Loss before income taxes and
   equity in subsidiaries'
   earnings                      (2,852)   (5,851)   (5,196)
Income tax benefit                1,125     2,882     2,219
                                 ------    ------    ------
Loss before equity in
   subsidiaries' earnings        (1,727)   (2,969)   (2,977)
Equity in subsidiaries'
    earnings                     49,376    37,492    24,107
                                 ------    ------    ------
Earnings before extraordinary
   items                         47,649    34,523    21,130
Extraordinary items                  __        __     6,611
                                 ------    ------    ------
Net earnings                    $47,649   $34,523   $27,741
                                 ======    ======   =======

See accompanying notes to condensed financial information.

            SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT - (Continued)
              INTER-REGIONAL FINANCIAL GROUP, INC.
                        (Parent Company)
                         BALANCE SHEETS
                         (In thousands)

                                                  December 31,
                                               1993         1992
                                             ---------------------
Assets:
  Cash                                          $45         $248
  Advances to subsidiaries (eliminated in
    consolidation)                           25,120        9,102
  Equipment, leasehold improvements and
    building, at cost, less accumulated
    depreciation of $5,291 and $3,358,
    respectively                             13,306        7,802
  Investment in subsidiaries, at cost,
    plus equity in undistributed earnings
    (eliminated in consolidation)           227,627      145,523
  Other assets                                1,593        3,106
                                           --------     --------
                                           $267,691     $165,781
                                           ========     ========

Liabilities and Shareholders' Equity:
Liabilities:
    Short-term borrowings                   $   __        $5,450
    Advances from subsidiaries
      (eliminated in consolidation)         59,068         3,657
    Accounts payable and accrued expenses   17,307        14,009
    Capital lease obligations and other
       debt                                 13,633        10,712
                                           -------       -------
                                            90,008        33,828
                                           -------       -------
  Shareholders' equity:
    Common stock                             1,016         1,010
    Additional paid-in capital              73,475        73,128
    Retained earnings                      103,192        57,815
                                           -------       -------
                                           177,683       131,953
                                           -------       -------
                                          $267,691      $165,781
                                           =======       =======

See accompanying notes to condensed financial information.


         SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT - (Continued)
              INTER-REGIONAL FINANCIAL GROUP, INC.
                        (Parent Company)
                    STATEMENTS OF CASH FLOWS
                         (In thousands)

                                       Year ended December 31,
                                    1993       1992        1991
                                   -----------------------------
Cash flows from operating
   activities:
Earnings before extraordinary
   items                          $47,649     $34,523    $21,130
Non-cash items included in
   earnings:
  Equity in net earnings of
     subsidiaries                 (49,376)   (37,492)    (24,107)
   Depreciation and amortization    2,024        282         341
   Utilization of tax loss
     carryforwards                     __         __       6,953
                                   ------     ------      ------
                                      297     (2,687)      4,317
Change in operating assets and
   liabilities                      4,781      4,478       2,779
                                   ------     ------      ------
Cash provided by operating
    activities                      5,078      1,791       7,096
                                   ------     ------      ------
Cash flows from financing activities:
   Proceeds from:
     Advances from subsidiaries,
      net                          39,393     24,247       7,036
     Long-term debt                 4,427      2,000          __
     Issuance of common stock         353        868         328
   Payments for:
     Revolving credit agreement,
      net                          (5,450)    (9,550)        __
     Dividends on common stock     (2,272)    (2,313)        __
     Subordinated and other  debt  (1,505)   (19,696)   (18,204)
     Purchases of common stock         __     (5,105)        __
     Redemption of and dividends
      on preferred stock               __       (130)      (193)
                                   ------     ------     ------
Cash provided (used) by financing
   activities                      34,946     (9,679)   (11,033)
                                   ------     ------     ------
Cash flows from investing
   activities:
     Dividends from subsidiaries   19,571      8,124      7,888
     Investment in subsidiaries   (52,270)        __     (3,400)
     Purchases of fixed assets.    (7,528)      (484)        __
     Acquisitions                      __         __       (250)
                                   ------     ------     ------
Cash provided (used) by investing
   activities                     (40,227)     7,640      4,238
                                   ------     ------     ------
Increase/(Decrease) in cash          (203)      (248)       301
Cash at beginning of year             248        496        195
                                   ------     ------     ------
Cash at end of year                   $45       $248       $496
                                   ======     ======     ======

See accompanying notes to condensed financial information.


         SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT -- (Continued)
              INTER-REGIONAL FINANCIAL GROUP, INC.
                        (Parent Company)
            NOTES TO CONDENSED FINANCIAL INFORMATION


A. The condensed financial statements of Inter-Regional Financial Group, Inc. (Parent Company), should be read in conjunction with the consolidated financial statements of Inter-Regional Financial Group, Inc., and the notes thereto beginning on Page 19.

B. Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note K to consolidated financial statements for information regarding net capital requirements of the broker-dealer subsidiaries which could result in restriction on the ability of the subsidiaries to transfer funds to the parent in the form of loans, advances or cash dividends.

   Between April and December, 1993, the Parent Company received $52 million in loans from two of its subsidiary broker-dealers, Dain Bosworth and Rauscher Pierce Refsnes, in order to capitalize its third broker-dealer, Regional Operations
   Group, Inc. Beginning in April 1993, Regional Operations Group began providing securities clearance and settlement functions to Dain Bosworth and Rauscher Pierce Refsnes. See
   Item 1(c) "Securities Business - Customer Financing" and "Securities Business - Uniform Net Capital Rule."

C. For information regarding the composition of extraordinary items in 1991, see Note B to the Consolidated Financial
   Statements.

D. Other Debt:

   Other debt is used primarily to finance equipment and building improvements and is payable in monthly and quarterly installments and bears interest at floating rates which approximated 5.8 percent at December 31, 1993. The Parent Company must maintain certain levels of net worth under one of the debt agreements.

   Annual principal payments on other debt (excluding obligations under capital  leases) during  the  next  five  years  are  as
   follows:   1994  -  $1,423,000;  1995  -  $1,490,000;  1996  -
   $1,561,000; 1997 - $1,193,000; 1998 - $-0-.

E. Commitments:

   The Parent  Company  has  guaranteed  up  to  $15  million  of
   Regional  Operations   Group's  financial   obligations  to  a
   clearing organization until February 1995.

   Aggregate minimum rental commitments as of December 31, 1993, are as follows:


     (In thousands)             Capital leases   Operating leases
                                ---------------------------------
       1994                         $1,835            $3,014
       1995                          1,802             3,432
       1996                          1,325             3,487
       1997                          1,176             3,769
       1998                          1,056             3,699
       Thereafter                    8,775            27,007
                                    ------           -------
                                    15,969           $44,408
                                    ------           =======
       Less amount representing
         interest                   (8,003)
                                    ------
       Present value of minimum
         lease payments             $7,966
                                    ======

              SCHEDULE IX - SHORT-TERM BORROWINGS

              INTER-REGIONAL FINANCIAL GROUP, INC.
                     (Dollars in thousands)
CAPTION>

                                          Maximum     Average      Weighted
Category of                                amount      amount       average
 aggregate                  Weighted     outstanding outstanding interest rate
short-term    Balance at     average       during      during       during
borrowings    end of year  interest rate  the year    the year(A) the year(B)
- ------------------------------------------------------------------------------

December 31, 1993:
 Banks         $123,973        3.7%       $376,332     $150,799       3.5%

December 31, 1992:
 Banks          $18,617        4.0%       $198,670      $99,906       4.0%

December 31, 1991:
 Banks          $61,735        5.2%       $141,615      $81,688       6.3%


   (A) Average amount outstanding during the year is computed by dividing the total of the month-end balances by twelve.

   (B) Weighted average interest rate for the year is computed by dividing the actual short-term interest by the daily average short-term borrowings outstanding.


                                                    Exhibit 10(f)


                                TRUST AGREEMENT
                  IFG EXECUTIVE DEFERRED COMPENSATION PLAN
                      First Effective February 11, 1994

                               TABLE OF CONTENTS

                                                            Page
                                                            ----
SECTION 1  INTRODUCTION                                      2

SECTION 2  ESTABLISHMENT OF TRUST                            4

SECTION 3  PAYMENTS TO PLAN PARTICIPANTS
            AND THEIR BENEFICIARIES                          4

SECTION 4  PAYMENTS TO COMPANY                               5

SECTION 5  TRUSTEE RESPONSIBILITY REGARDING
           PAYMENTS TO TRUST BENEFICIARY WHEN
           COMPANY IS INSOLVENT                              5

SECTION 6  INVESTMENT AUTHORITY                              6

SECTION 7  DISPOSITION OF INCOME                             6

SECTION 8  ACCOUNTING BY TRUSTEE                             6

SECTION 9  RESPONSIBILITY OF TRUSTEE                         7

SECTION 10 COMPENSATION AND EXPENSES OF TRUSTEE              7

SECTION 11 RESIGNATION AND REMOVAL OF TRUSTEE                7

SECTION 12 APPOINTMENT OF SUCCESSOR                          8

SECTION 13 AMENDMENT OR TERMINATION                          8

SECTION 14 MISCELLANEOUS                                     9

SECTION 15 EFFECTIVE DATE                                    9

SIGNATURES                                                   9

                             TRUST AGREEMENT
                IFG EXECUTIVE DEFERRED COMPENSATION PLAN

THIS TRUST AGREEMENT, Made and entered into as of February 11,
1994, by and between INTER-REGIONAL FINANCIAL GROUP, INC., a
Delaware corporation (hereinafter sometimes referred to as "IFG"), and First Trust National Association , a national banking association, as trustee (said trustee and its successor or successors in trust from time to time being hereinafter collectively referred to as the "Trustee"):

WHEREAS, IFG has established a nonqualified deferred compensation plan for the benefit of its eligible employees and eligible employees of affiliated corporations by the adoption of a document known as the "IFG EXECUTIVE DEFERRED COMPENSATION PLAN"
(the "Plan"); and

WHEREAS, IFG may from time to time hereafter amend, renew and extend such Plan; and

WHEREAS, the Plan is unfunded and is maintained by IFG primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974; and

WHEREAS, IFG has determined that it will establish a trust fund which, subject to the claims of creditors of IFG, shall be held to pay such portion of the benefits under the Plans which IFG does not directly pay; and

WHEREAS, the creation of such a trust fund requires that IFG select a Trustee and enter into a Trust Agreement; and

WHEREAS, this is the Trust Agreement so contemplated; and

WHEREAS, the Trustee has agreed to serve as Trustee according to the terms of this Trust Agreement and the officers of IFG are authorized to execute this Trust Agreement on behalf of IFG;

NOW, THEREFORE, in consideration of the premises, the parties hereto do hereby agree as follows:

                              SECTION 1
                            INTRODUCTION

1.1. Definitions. When used herein with initial capital letters, the following words have the following meanings:

1.1.1. Beneficiary - a person designated by a Participant (or automatically by operation of the Plan Statement) to receive any benefit remaining at the death of a Participant under the terms of the Plan Statement.

1.1.2.  Change in Control -

   (1) the public announcement (which, for purposes of this definition), shall include, without limitation, a report filed pursuant to Section 13(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that any person, entity or "group," within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, other than IFG or any of its subsidiaries, or the IFG Stock Bonus Plan or any other employee benefit plan of IFG or any of its subsidiaries, or any entity holding shares in IFG's Common Stock organized, appointed or established for, or pursuant to the terms of, any such plan, has become the beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 35% or more of the combined voting power of IFG's then outstanding voting securities in a transaction or series of transactions;

   (2) the Continuing Directors cease to constitute a majority of IFG's Board of Directors;

   (3) the shareholders of IFG approve (1) any consolidation or merger of IFG in which IFG is not the continuing or surviving corporation or pursuant to which shares of IFG's stock would be converted into cash, securities or other property, other than a merger of IFG in which shareholders immediately prior to the merger have the same proportionate ownership of stock of the surviving corporation immediately after the merger; (2) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of IFG; or (3) any plan of liquidation or dissolution of IFG; or

   (4) the majority of the Continuing Directors determine in their sole and absolute discretion that there has been a change in control of IFG.

"Continuing Director" shall mean any person who is a member of the Board of Directors of IFG, while such a person is a member of the Board of Directors, who is not an Acquiring Person (as hereinafter defined) or an Affiliate or Associated (as hereinafter defined) of an Acquiring Person, or a representative of an Acquiring Person or of any such Affiliate or Associate, and who (A) was a member of the Board of Directors on the date of this Agreement or (B) subsequently becomes a member of the Board of Directors, if such person's initial nomination for election or initial election to the Board of Directors is recommended or approved by a majority of the Continuing Directors.

For purposes of this Section, "Acquired Person" shall mean any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) who or which, together with all Affiliates and Associates of such person, is the "beneficial owner" (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of securities of IFG representing 35% or more of the combined voting power of IFG's then outstanding securities, but shall not include IFG, any subsidiary of IFG or any employee benefit plan of IFG or of any subsidiary of IFG or any entity holding shares of IFG's Common Stock organized, appointed or established for, or pursuant to the terms of, any such plan; and "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 promulgated under the Exchange Act.

1.1.3.  Company - Inter-Regional Financial Group, Inc., a
Delaware corporation, and any successor thereof that adopts the Plan.

1.1.4.  Compensation Committee -  the Compensation and
Organization Committee of the Board of Directors of IFG or any successor Committee thereto established by such Board of Directors.

1.1.5. Fund - the assets held under this Trust Agreement by the Trustee from time to time, including all contributions of the Company and the investments and reinvestments, earnings and profits thereon.

1.1.6.  Insolvent, Insolvency - the condition which exists when
Company is: (i) generally unable to pay its debts when they are due, or (ii) subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

1.1.7. Participant - an employee of the Company who has become and remains a participant in the Plan in accordance with the provisions of the Plan Statement.

1.1.8. Plan - the unfunded, nonqualified "IFG Executive Deferred Compensation Plan" of the Company which is established for the benefit of a select group of management or highly compensated employees eligible to participate therein, as set forth in the Plan Statement and as amended, renewed or extended from time to time.

1.1.9. Plan Statement - the separate written documents, as adopted by Company which sets forth the terms, conditions and provisions of the Plan, as the same may be amended, renewed or extended from time to time thereafter.

1.1.10.  Trust Agreement - this written document entitled "TRUST
AGREEMENT, IFG EXECUTIVE DEFERRED COMPENSATION PLAN" entered into by and between Company and the Trustee effective as of February
11, 1994, as the same may be amended from time to time thereafter.

1.1.11. Trustee - the Trustee originally named hereunder and its successor in trust.

1.1.12.  Valuation Date - each December 31.

1.2. Rules of Interpretation. Whenever appropriate, words used herein in the singular may be read in the plural, or words used herein in the plural may be read in the singular; the masculine may include the feminine; and the words "hereof," "herein" or "hereunder" or other similar compounds of the word "here" shall mean and refer to this entire Trust Agreement and not to any particular paragraph or section of this Trust Agreement unless the context clearly indicates to the contrary. The titles given to the various sections of this Trust Agreement are inserted for convenience of reference only and are not part of this Trust Agreement, and they shall not be considered in determining the purpose, meaning or intent of any provision hereof. Any reference in this Trust Agreement to a statute or regulation shall be considered also to mean and refer to any subsequent amendment or replacement of that statute or regulation. This instrument has been executed and delivered in the State of Minnesota and has been drawn in conformity to the laws of that State and shall be construed and enforced in accordance with the laws of the State of Minnesota.

                               SECTION 2
                        ESTABLISHMENT OF TRUST

2.1. Establishment Of Trust. Company hereby deposits with Trustee in trust $2,832,193.00, which shall become the principal of the Trust to be held, administered and disposed of by Trustee as provided in this Trust Agreement. The Company shall make additional deposits of cash or other property from time to time as it may determine in its sole and absolute discretion. Neither Trustee nor any Participant or beneficiary shall have any right to compel any additional deposits.

2.2. Fund Established. A Fund is hereby established by Company. The Fund shall be held by Trustee in trust and dealt with in accordance with the provisions of this Trust Agreement. This Trust Agreement is intended to create a trust which is a grantor trust within the meaning of section 671 of the Internal Revenue Code, as amended, and shall be construed accordingly. Subject to all other terms and provisions of this Trust Agreement, the Fund shall be held and disposed of:

2.2.1. For the purpose of paying benefits required to be paid under the Plan Statement to Participants and Beneficiaries, as provided in Section 3; and

2.2.2.  To satisfy claims of creditors of Company in the event
Company is determined to be Insolvent; and

2.2.3. To return assets to Company which both are requested by Company and are determined by the Trustee to be in excess of amounts reasonably believed necessary to satisfy the claims of all Participants and Beneficiaries under the terms of the Plan, as provided in Sections 3 and 4.

2.3. Valuation. Trustee shall value the Fund as of each Valuation Date, which valuation shall reflect, as nearly as possible, the then fair market value of the assets comprising the Fund (including income accumulations therein).

2.4. Irrevocability of Trust. The Trust hereby established shall be irrevocable by Company.

                              SECTION 3
            PAYMENTS TO PLAN PARTICIPANTS AND THEIR BENEFICIARIES

3.1.  Payments to Plan Participants -

3.1.1. Company shall deliver to Trustee from time to time one or more schedules (the "Payment Schedule") that indicate the amounts payable in respect of each Participant (and his or her Beneficiaries), that provides a formula or other instructions acceptable to Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plan), and the time of commencement for payment of such amounts. Except as otherwise provided herein, Trustee shall make payments to the Participants and their Beneficiaries in accordance with the Payment Schedule. Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payments of benefits pursuant to the terms of the Plan and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by Company.

3.1.2. The entitlement of a Participant or his Beneficiaries to benefits under the Plan shall be determined by Company or such party as it shall designate under the Plan, and any claim for such benefits shall be considered and reviewed under the procedures set forth in the Plan.

3.1.3. Company may make payment of benefits directly to Participants or their Beneficiaries as they become due under the terms of the Plan. Company shall notify Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to Participants or their Beneficiaries. In addition, if the principal of the Trust, and any earnings thereon, are not sufficient to make payments of benefits in accordance with the terms of the Plan, Company shall make the balance of each such payment as it falls due. Trustee shall notify Company where principal and earnings are not sufficient. Trustee shall also notify the Company when and if any assets may be returned to the Company as provided in Section 2.2.3 hereof.

                            SECTION 4
                      PAYMENTS TO COMPANY

Except as provided in Section 2.2.3 and Section 3 hereof, Company shall have no right or power to direct Trustee to return to Company or to divert to others any of the Trust assets before all benefits have been paid to all Participants and Beneficiaries pursuant to the terms of the Plan.

                                SECTION 5
                TRUSTEE RESPONSIBILITY REGARDING PAYMENTS
             TO TRUST BENEFICIARY WHEN COMPANY IS INSOLVENT

5.1. Cease Payments. Trustee shall cease payment of benefits to Participants and Beneficiaries if the Company is Insolvent.

5.2. Claims of Creditors. At all times during the continuance of this Trust, the principal and income of the Trust shall be subject to claims of general creditors of Company under federal and state law as set forth below.

5.2.1. The Compensation Committee shall have the duty to inform Trustee in writing of Company's Insolvency. If a person claiming to be a creditor of Company alleges in writing to Trustee that Company has become Insolvent, Trustee shall determine whether Company is Insolvent and, pending such determination, Trustee shall discontinue payment of benefits to Participants or Beneficiaries.

5.2.2. Unless Trustee has actual knowledge of Company's Insolvency, or has received notice from Company or a person claiming to be a creditor alleging that Company is Insolvent, Trustee shall have no duty to inquire whether Company is Insolvent. Trustee may in all events rely on such evidence concerning Company's solvency as may be furnished to Trustee and that provides Trustee with a reasonable basis for making a determination concerning Company's solvency.

5.2.3. If at any time Trustee has determined that Company is Insolvent, Trustee shall discontinue payments to Participants and Beneficiaries and shall hold the assets of the Trust for the benefit of Company's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of Participants and Beneficiaries to pursue their rights as general creditors of Company with respect to benefits due under the Plan or otherwise.

5.2.4. Trustee shall resume the payment of benefits to Participants and Beneficiaries in accordance with Section 3 of this Trust Agreement only after Trustee has determined that Company is not Insolvent (or is no longer Insolvent).

5.3. Resumption of Payments. Provided that there are sufficient assets, if Trustee discontinues the payment of benefits from the Trust pursuant to Section 5 hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to Participants and Beneficiaries under the terms of the Plan for the period of such discontinuance, less the aggregate amount of payments, if any, made to Participants and Beneficiaries by Company pursuant to the Plan during any such period of discontinuance.


                               SECTION 6
                         INVESTMENT AUTHORITY

Trustee shall invest any funds transferred to it by Company in such manner as may reasonably be requested by Company. In the event Company fails to give such instructions to Trustee or Trustee determines such instructions are grossly unreasonable, Trustee shall then have full authority to invest any funds transferred to it by Company as Trustee sees fit, consistent with the terms and conditions of this Trust Agreement and the Plan. Trustee may invest in securities (including stock or rights to acquire stock) or obligations issued by Company. All rights associated with assets of the Trust, including voting rights with respect to any equity securities held by the Trust (including shares of IFG's Common Stock), shall be exercised by Trustee or the person designated by Trustee, and shall in no event be exercisable by or rest with Participants.

Company shall have the right at any time, and from time to time in its sole discretion, to substitute assets, acceptable to Trustee, of equal fair market value for any asset held by the Trust. This right is exercisable by Company in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.


                                SECTION 7
                          DISPOSITION OF INCOME

During the term of this Trust, all income received by the Trust, net of expenses and taxes, if any, shall be accumulated and reinvested in accordance with the terms hereof.


                               SECTION 8
                         ACCOUNTING BY TRUSTEE

Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between Company and Trustee. Within sixty
(60) days following the close of each calendar year and within sixty (60) days after the removal or resignation of Trustee, Trustee shall deliver to Company a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being shown separately), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

                             SECTION 9
                      RESPONSIBILITY OF TRUSTEE

9.1 General Duty of Care. Trustee shall act with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by Company which is contemplated by, and in conformity, the terms of the Plan or this Trust and is given in writing by Company. In the event of a dispute between Company and any person, Trustee may apply to a court of competent jurisdiction to resolve the dispute.

9.2. Litigation Expenses. If Trustee undertakes or defends any litigation arising in connection with this Trust, Company agrees to indemnify Trustee against Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments. If Company does not pay such costs, expenses and liabilities in a reasonably timely manner, Trustee may obtain payment from the Trust.

9.3 Use of Counsel. Trustee may consult with legal counsel (who may also be counsel for Company generally) with respect to any of its duties or obligations hereunder.

9.4 Use of Agents. Trustee may hire agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

9.5. General Grant of Authority. Trustee shall have, without exclusion, all powers conferred on trustees by applicable law, unless expressly provided otherwise herein.

9.6. No Business Obligation. Notwithstanding any powers granted to Trustee pursuant to this Trust Agreement or to applicable law, Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of Section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code of 1986, as amended.


                             SECTION 10
              COMPENSATION AND EXPENSES OF TRUSTEE

Company shall pay all administrative and Trustee's fees and expenses. If not so paid, the fees and expenses shall be paid from the Trust.

                             SECTION 11
                 RESIGNATION AND REMOVAL OF TRUSTEE

11.1. Resignation. Trustee may resign at any time by written notice to Company, which shall be effective thirty (30) days after receipt of such notice unless Company and Trustee agree otherwise.

11.2. Removal. Trustee may be removed by Company on thirty (30) days notice or upon shorter notice accepted by Trustee

11.3. Change in Control. Upon a Change in Control, as defined herein, Trustee may not be removed by Company for ninety (90) days. If for any reason Trustee resigns or is removed within ninety (90) days of a Change in Control, Trustee shall select a successor Trustee in accordance with the provisions of
Section 12.2 hereof prior to the effective date of Trustee's resignation or removal.

11.4. Transfer of Assets. Upon resignation or removal of Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within thirty (30) days after receipt of notice of resignation, removal or transfer, unless Company extends the time limit.

11.5. Court Appointment. If Trustee resigns or is removed, a successor shall be appointed, in accordance with the terms hereof. If no such appointment has been made, Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

                                 SECTION 12
                          APPOINTMENT OF SUCCESSOR

12.1. New Trustee. If Trustee resigns or is removed in accordance with Section 11 hereof,the Compensation Committee may appoint any third party, such as a bank trust department or other party that may be granted corporate trustee powers under Minnesota law, as a successor to replace Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by Company or the successor Trustee to evidence the transfer.

12.2. Change in Control. Upon a Change in Control, if Trustee resigns or is removed and selects a successor Trustee pursuant to
Section 11.3, Trustee may appoint any third party such as a bank trust department or other party that may be granted corporate trustee powers under Minnesota law. The appointment of a successor Trustee shall be effective when accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, including ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evidence the transfer.

12.3. Successor Trustee Not Liable. The successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing Trust assets, subject to the terms hereof. The successor Trustee shall not be responsible for and Company shall indemnify and defend the successor Trustee from any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condition existing at the time it becomes successor Trustee.

                                SECTION 13
                         AMENDMENT OR TERMINATION

13.1. Amendment. This Trust Agreement may be amended by a written instrument executed by Trustee and Company. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plan or shall make the Trust revocable. Notwithstanding the foregoing, after a Change in Control, and prior to the time that all liabilities to all Participants and all Beneficiaries under the Plan have been satisfied in full, no amendment to this Trust Agreement shall be effective without the affirmative, prior written concurrence of all Participants and all Beneficiaries of deceased Participants (determined as of the time any such amendment is to be adopted).

13.2. Termination. Subject to Company's powers set forth in Sections 13.1 hereof, which may not be exercised to commence an early termination of the Trust, the Trust shall not terminate until the date on which all Participants and Beneficiaries are no longer entitled to benefits pursuant to the terms of the Plan. Notwithstanding the foregoing, Company may terminate the Trust prior to the satisfaction of all such benefits if Company obtains the prior written concurrence of Participants and Beneficiaries of deceased Participants (determined as of the time of such termination) whose accounts are credited with seventy-five percent (75%) of all of the assets of the Trust. All assets remaining a part of the Trust at its termination shall be returned to Company.

                                SECTION 14
                              MISCELLANEOUS

14.1. Separability. Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

14.2. Spendthrift Provision. Benefits payable to Participants and Beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

                                SECTION 15
                              EFFECTIVE DATE

The effective date of this Trust Agreement shall be February 11, 1994.

IN WITNESS WHEREOF, each of the parties hereto has caused this Trust Agreement to be executed as of the day and year first above written.

                                        INTER-REGIONAL
                                        FINANCIAL GROUP, INC.

By:   Connie L. Bush                    By:   Daniel J. Reuss
Its:  Vice President                    Its:  Senior Vice
                                              President


                                        FIRST TRUST NATIONAL
                                        ASSOCIATION

And:  Beth A. Mega                      And:  Dale Schumachar
Its:  Vice President                    Its:  Vice President

                                                       EXHIBIT 11

              INTER-REGIONAL FINANCIAL GROUP, INC.
              COMPUTATION OF NET EARNINGS PER SHARE
          (Amounts in thousands, except per share data)

                                       Year ended December 31,
                                    1993       1992        1991
                                   -----------------------------
PRIMARY EARNINGS PER SHARE:
   Earnings before extraordinary
     items                         $47,649    $34,523    $21,130
   Preferred stock dividend
     requirement                        __         __         __
                                    ------     ------     ------
   Earnings before extraordinary
     items applicable to common
     stock                          47,649     34,523     21,130
   Extraordinary items                  __        __       6,611
                                    ------     ------     ------
   Net earnings applicable to
     common stock                  $47,649    $34,523    $27,741
                                    ======     ======     ======

   Average number of common and
    common equivalent shares
    outstanding:
      Average common shares
        outstanding                  8,113      8,302     8,112
      Incentive stock options          292        217       194
      Dilutive effect of preferred
       stock                            __         55       157
                                    ------     ------    ------
                                     8,405      8,574     8,463
                                    ======     ======    ======

   Primary earnings per share:
      Before extraordinary items     $5.67      $4.03     $2.50
      Extraordinary items               __         __       .78
                                    ------     ------    ------
      Net                            $5.67      $4.03     $3.28
                                    ======     ======    ======

EARNINGS PER SHARE ASSUMING FULL
      DILUTION:
   Earnings before extraordinary
    items                         $47,649     $34,523   $21,130
   Interest added back assuming
     conversion of convertible
     subordinated debentures
     (net of tax)                      __         531     2,031
   Preferred stock dividend
      requirement                      __          __        __
                                    ------     ------     ------
   Earnings before extraordinary
      items for fully diluted
      computation                   47,649     35,054    23,161
   Extraordinary items                  __         __     6,611
                                    ------     ------    ------
   Net earnings for fully diluted
      computation                  $47,649    $35,054   $29,772
                                    ======     ======    ======

   Average number of common and
    common equivalent shares
    outstanding:
      Average common shares
        outstanding                  8,113      8,302     8,112
      Dilutive effect of:
         Incentive stock options       354        236       352
         Preferred stock                __         55       157
         Convertible subordinated
           debentures                   __        368     1,446
                                     -----     ------    ------
                                     8,467      8,961    10,067
                                     =====     ======    ======

   Fully diluted earnings per share:
      Before extraordinary items     $5.63      $3.91      $2.30
      Extraordinary items              __          __        .66
                                    ------     ------     ------
      Net                            $5.63      $3.91      $2.96
                                    ======     ======     ======

                                                       EXHIBIT 22

               INTER-REGIONAL FINANCIAL GROUP, INC.
                      LIST OF SUBSIDIARIES
                        December 31, 1993

                                                       Percentage
                                                       of Voting
                                     State in Which    Securities
               Name                   Incorporated        Owned
- -----------------------------------------------------------------
Consolidated subsidiaries of Registrant:

   Dain Bosworth Incorporated           Delaware          100%

   Dain Corporation                     Minnesota         100

   Insight Investment Management, Inc.  Minnesota         100

   Rauscher Pierce Refsnes, Inc.        Delaware          100

   Regional Operations Group, Inc.      Minnesota         100

Consolidated subsidiaries of Dain
   Bosworth Incorporated:

   Dain Equity Partners, Inc.           Minnesota         100
   Dain Kalman & Quail Municipal-
    Nebraska, Inc.                      Nebraska          100
Consolidated subsidiary of Dain
   Corporation:

   Dain Properties, Inc.                Minnesota         100

Consolidated subsidiaries of Rauscher
   Pierce Refsnes, Inc.:

   Rauscher Pierce Refsnes
     Leasing, Inc.                      Arizona           100

   RP Transportation Corp               Delaware          100

   RPR Mortgage Finance Corporation     Texas             100


                                                       EXHIBIT 23

                  INDEPENDENT AUDITORS' CONSENT


Board of Directors
Inter-Regional Financial Group, Inc.:

     We consent to the incorporation by reference in Registration Statement No. 33-59426, Registration Statement No. 33-39261, Registration Statement No. 33-39182, Registration Statement No. 33-25979, post-effective amendment No. 1 to Registration
Statement No. 33-13068, post-effective amendment No. 2 to Registration Statement No. 33-10243, post-effective amendment No. 2 to Registration Statement No. 33-10242, post-effective amendment No. 4 to Registration Statement No. 2-90634, post-effective amendment No. 8 to Registration Statement No. 2-61514, post-effective amendment No. 11 to Registration Statement No. 2-57759, post-effective amendment No. 15 to Registration Statement No. 2-53289 and post-effective amendment No. 16 to Registration Statement No. 2-51150, on Form S-8 of Inter-Regional Financial Group, Inc., and subsidiaries of our report dated February 1, 1994, relating to the consolidated balance sheets of Inter-Regional Financial Group, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated statements of operations, shareholders' equity and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 Annual Report on Form 10-K of Inter-Regional Financial Group, Inc.


                                             KPMG Peat Marwick


Minneapolis, Minnesota
March 21, 1994

                                                     Exhibit 24

                            POWER OF ATTORNEY

The undersigned hereby constitute and appoint IRVING WEISER and DANIEL J. REUSS and each of them his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K of Inter-Regional Financial Group, Inc. for the fiscal year ending December 31, 1993 and all amendments to such Annual Report on Form 10-K, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform to all intents and purposes as he might or could do in person, hereby ratifying all that said attorneys-in-fact and agents, each acting alone, or his substitutes, may lawfully do or cause to be done by virtue thereof.

      SIGNATURE                              DATE
      ---------                              ----

Susan S. Boren
- --------------------------------         March 6, 1994
Susan S. Boren

F. Gregory Fitz-Gerald
- --------------------------------         March 1, 1994
F. Gregory Fitz-Gerald

Richard D. McFarland
- --------------------------------         March 7, 1994
Richard D. McFarland

Lawrence Perlman
- --------------------------------         March 1, 1994
Lawrence Perlman

Daniel J. Reuss
- --------------------------------         March 1, 1994
Daniel J. Reuss

C.A. Rundell, Jr.
- --------------------------------         March 5, 1994
C.A. Rundell, Jr.

Robert L. Ryan
- --------------------------------         March 7, 1994
Robert L. Ryan

Arthur R. Schulze, Jr.
- --------------------------------         March 1, 1994
Arthur R. Schulze, Jr.

David A. Smith
- --------------------------------         March 14, 1994
David A. Smith

Irving Weiser
- --------------------------------         March 7, 1994
Irving Weiser