Form 10-Q
period 1994-03-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1994-05-13
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- - ---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1994

                               or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- - ---          OF THE SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 1-8186

                Inter-Regional Financial Group, Inc.
        (Exact name of registrant as specified in its charter)


           DELAWARE                            41-1228350
   (State or other jurisdiction              (IRS Employer
 of incorporation of organization)           Identification
                                                 Number)

      Dain Bosworth Plaza, 60 South Sixth Street
            Minneapolis, Minnesota                   55402-4422
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (612) 371-7750


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes       X            No

As of April 30, 1994, the Company had 8,192,608 shares of common stock outstanding.

          INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
        REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994

                             INDEX

                                                             Page

I.  FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheets............................ 1

        Consolidated Statements of Operations.................. 2

        Consolidated Statements of Cash Flows.................. 3

        Notes to Consolidated Financial Statements............. 4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................... 5

II.     OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K ...................... 7

        Signature.............................................. 8

        Index of Exhibits...................................... 9

        Exhibits...............................................10

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                           March 31, December 31,
                                              1994        1993
                                           _____________________
                                               (Unaudited)
Assets:
   Cash and cash equivalents..............   $20,895      $14,047
   Cash and short-term investments
     segregated for regulatory purposes...   526,005      581,005
   Receivable from customers..............   598,579      531,636
   Receivable from brokers and dealers....   202,175      178,448
   Securities purchased under agreements
     to resell............................   163,544      111,887
   Trading securities owned, at market....   398,618      271,378
   Equipment, leasehold improvements and
     buildings, net.......................    26,616       24,720
   Other receivables......................    46,204       40,744
   Deferred income taxes..................    18,995       18,995
   Other assets...........................    13,045       13,162
                                           ---------    ---------
                                          $2,014,676   $1,786,022
                                           =========    =========
Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings..................  $127,037   $  123,973
   Drafts payable.........................    40,983       32,041
   Payable to customers...................   924,438      866,144
   Payable to brokers and dealers.........   211,281      250,594
   Securities sold under repurchase
     agreements...........................   144,027       83,978
   Trading securities sold, but not yet
     purchased, at market.................   234,643       72,218
   Accrued compensation...................    44,861       83,458
   Other accrued expenses and accounts
     payable..............................    64,817       63,776
   Accrued income taxes...................    13,266        9,991
   Subordinated and other debt............    21,829       22,166
                                           ---------    ---------
                                           1,827,182    1,608,339
                                           ---------    ---------
Shareholders' equity:
   Common stock...........................     1,023        1,016
   Additional paid-in capital.............    73,759       73,475
   Retained earnings......................   112,712      103,192
                                            --------     --------
                                             187,494      177,683
                                           ---------    ---------
                                          $2,014,676   $1,786,022
                                           =========    =========

      See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per-share amounts)

                                      Three Months Ended March 31,
                                            1994       1993
                                       _________________________
Revenues:
   Commissions..........................   $39,128   $ 35,446
   Principal transactions...............    35,789     36,785
   Investment banking and underwriting..    27,878     24,547
   Interest.............................    15,255     12,413
   Asset management.....................     4,077      2,905
   Correspondent clearing...............     3,181      2,785
   Other................................     5,763      3,890
                                           -------    -------
Total revenues..........................   131,071    118,771

Interest expense........................    (7,392)    (6,427)
                                           -------    -------
Net revenues............................   123,679    112,344
                                           -------    -------
Expenses excluding interest:
   Compensation and benefits............    78,724     70,797
   Communications.......................     8,550      6,940
   Occupancy and equipment rental.......     6,698      5,957
   Travel and promotional...............     4,226      3,028
   Floor brokerage and clearing fees....     2,245      2,075
   Other................................     7,176      7,200
                                           -------    -------
Total expenses excluding interest.......   107,619     95,997
                                           -------    -------
Earnings:
   Earnings before income taxes.........    16,060     16,347
   Income tax expense...................    (5,889)    (6,212)
                                           -------    -------
Net earnings............................   $10,171   $ 10,135
                                           =======   ========

Earnings per common and common equivalent share:
Primary and fully diluted...............   $  1.20    $  1.22
                                           =======    =======

   See accompanying notes to consolidated financial statements.

         INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited, in thousands)

                                     Three Months Ended March 31,
                                          1994          1993
                                     ____________________________

Cash flows from operating activities:
  Net earnings.........................  $10,171       $10,135
  Adjustments to reconcile earnings
   to cash provided (used) by
   operating activities:
    Depreciation and amortization......    1,778         1,191
    Deferred income taxes..............   (1,222)         (899)
    Other non-cash items...............    2,434         2,941
    Cash and short-term investments
     segregated for regulatory
     purposes..........................   55,000        17,910
    Net receivable from/payable to
     brokers and dealers...............  (63,040)      (42,386)
    Securities purchased under
     agreements to resell                (51,657)     (109,855)
    Net trading securities owned and
     trading securities sold, but
     not yet purchased.................   35,185      (217,565)
    Short-term borrowings and drafts
     payable of securities companies...   12,006        79,486
    Net payable to customers...........   (8,649)      (26,616)
    Securities sold under repurchase
     agreements........................   60,049       301,926
    Accrued compensation...............  (38,597)      (22,739)
    Other..............................   (3,123)         (968)
                                         -------       -------
    Cash provided (used) by operating
     activities........................   10,335        (7,439)
                                         -------       -------
Cash flows from financing activities:
  Proceeds from:
    Issuance of common stock...........      291           164
    Subordinated and other debt........      237         3,000
  Payments for:
    Dividends on common stock..........     (651)         (324)
    Subordinated and other debt........     (574)         (311)
    Revolving credit agreement, net....       __        (5,450)
                                         -------       -------
   Cash (used) by financing
    activities.........................     (697)       (2,921)
                                         -------       -------
Cash flows from investing activities:
  Proceeds from investment dividends
   and sales...........................      481         1,147
  Payments for equipment, leasehold
   improvements and other..............   (3,271)       (2,354)
                                         -------       -------
  Cash (used) for investing
   activities..........................   (2,790)       (1,207)
                                         -------       -------

Increase/(decrease) in cash and cash
 equivalents...........................    6,848       (11,567)
Cash and cash equivalents:
  At beginning of period...............   14,047        34,461
                                         -------       -------

  At end of period.....................  $20,895       $22,894
                                         =======       =======

Income tax payments totaled $2,615,000 and $716,000 and interest payments totaled $7,664,000 and $5,693,000 during the three months ended March 31, 1994 and 1993, respectively.

  See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (Unaudited)

A. Condensed Consolidated Financial Statements

The  accompanying  unaudited  interim  consolidated  financial
statements  have   been  prepared   in  accordance   with  the
instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1994 are not necessarily indicative of results expected for subsequent periods.

Certain prior year amounts in the financial statements have been reclassified to conform to the 1994 presentation.

B. Lease Commitment

During the first quarter of 1994, Rauscher Pierce Refsnes entered into an operating lease for new headquarters space in Dallas, Texas. The lease commences during the fourth quarter of 1995 and the minimum rental commitments are as follows:
1995 -  $0; 1996  - $1,294,000;  1997  -  $1,340,000;  1998  -
$1,340,000; 1999 - $1,340,000; thereafter $9,892,000.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

     This discussion  should be  read in  conjunction with Item 7
(Management's Discussion  and Analysis)  of the  Company's Annual
Report on Form 10-K for the year ended December 31, 1993.

Summary

     Consolidated net revenues (revenues less interest expense) increased $11.3 million over first quarter of 1993. The Company's commission, principal transaction and investment banking and underwriting businesses benefited early in the quarter, along with the rest of the securities industry, from relatively strong financial markets, low interest rates, high securities prices and increased levels of municipal and corporate underwritings. In the latter part of the quarter, however, rising interest rates led to falling bond prices and as a result, lower trading revenues and sales of fixed income products.

Results of Operations:

                                     Three Months Ended March 31,
(Unaudited, in thousands)                  1994         1993
                                     __________________________
Net revenues:
  Dain Bosworth Incorporated.........    $80,641      $70,312
  Rauscher Pierce Refsnes, Inc.......     42,378       41,825
  Corporate, other and eliminations..        660          207
                                         -------      -------

                                        $123,679     $112,344
                                         =======      =======
Earnings (Loss) before income taxes:
  Dain Bosworth Incorporated.........    $11,412      $10,603
  Rauscher Pierce Refsnes, Inc.......      5,058        7,031
  Corporate, other and eliminations..       (410)      (1,287)
                                         -------      -------
                                         $16,060      $16,347
                                         =======      =======

     Commission revenues rose $3.7 million in the first quarter of 1994 over the first quarter of 1993 due principally to increased sales of mutual fund and exchange listed securities to individual and institutional investors made through a sales force that was 9 percent larger than in the prior year period.

     The $1.0 million decline in principal transaction revenues from the 1993 first quarter primarily resulted from lower fixed income trading revenues at Dain Bosworth and Rauscher Pierce Refsnes due to volatile bond market conditions late in the 1994 first quarter and decreased demand for fixed income products. If the volatility in the bond markets continues, principal transaction revenues will likely continue to decline from 1993 levels.

     Investment banking and underwriting revenues increased $3.3 million during the quarter over prior year levels as corporate clients of Dain Bosworth and Rauscher Pierce Refsnes issued greater quantities of corporate equity and debt securities. First quarter 1994 investment banking and underwriting revenues that were generated from municipal clients approximated those generated in the first quarter of 1993. While revenues recognized as a result of municipal refunding transactions declined significantly from levels experienced in the third and fourth quarters of 1993, such revenues increased slightly during the 1994 first quarter over the 1993 first quarter. The Company anticipates that revenues derived from municipal refundings will decline over the remainder of 1994.

     Net interest income increased $1.9 million during the first quarter over prior year levels chiefly as a result of increased margin debit and credit balances with net interest spreads remaining basically the same, larger volumes of stock borrow and stock loan transactions and increased fixed income inventories.

     Asset management revenue increased $1.2 million from the 1993 first quarter due primarily to increased assets in managed account programs at Dain Bosworth and Rauscher Pierce Refsnes as well as increased money market fund balances managed by Insight Investment Management.

     During first quarter 1994, compensation and benefits expense increased $7.9 million due largely to increased commissions, incentive compensation and related benefits that rose in conjunction with increased operating revenues. Also, the 1994 increase was partially the result of a 10 percent increase in the average number of employees.

     Expenses other than compensation and benefits increased $3.7 million for the quarter due primarily to increased usage of communications and market data and clearing services which are partially volume driven, increased travel costs associated with the generation of new business, increased operating costs at the Company's Minneapolis headquarters due to expansion and the addition of four operating office locations from first quarter 1993 levels.

LIQUIDITY AND CAPITAL RESOURCES

     As described in Note K to the Consolidated Financial Statements of the Company's 1993 Annual Report on Form 10-K, Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and The New York Stock Exchange, Inc., measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At March 31, 1994, net capital was $43.9 million at Regional Operations Group, which was 6.7 percent of aggregate debit balances and $30.8 million in excess of the 5 percent requirement. At March 31, 1994, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $27.2 million and $11.5 million, respectively, in excess of the $1 million requirement.

     On April 27, 1994, the Company's Board of Directors announced that it would double the regular quarterly cash dividend paid on the Company's common stock from $.08 per share to $.16 per share beginning with the dividend paid during the 1994 second quarter. The determination of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds. On the same date, the Company's Board of Directors authorized a plan to repurchase up to 400,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for corporate purposes.

                   PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      Exhibit 11 - Computation of Net Earnings Per Share

(b)   Reports on Form 8-K

      One report on Form 8-K was filed during the quarter ended
      March 31, 1994:

      Items Reported

      Item 5 - Other Events (Election of two additional outside directors and election of John C. Appel as President and Chief Operating Officer of Dain Bosworth Incorporated)

      Item 7 - Financial Statements & Exhibits

      Exhibit 4(a)  - First Amendment to Credit Agreement dated
      November 30, 1993.
      Exhibit 4(b) - Third Amendment to Term Loan Agreement dated November 30, 1993.
      Exhibit 28  - Press release regarding the election of John
      C. Appel as President and Chief Operating Officer of Dain Bosworth Incorporated.

      Date of Report - February 1, 1994.

      Financial Statements Filed - None.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       INTER-REGIONAL  FINANCIAL   GROUP, INC.
                                     Registrant

Date:  May 6, 1994     By  Daniel J. Reuss
                           __________________________
                           Daniel J. Reuss
                           Senior Vice President, Controller
                           and Treasurer (Principal
                           Financial and Accounting Officer)

       INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
         INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                   FOR QUARTER ENDED MARCH 31, 1994


Exhibit 11  -  Computation of Net Earnings Per Share

               Filed herewith.

                                                       EXHIBIT 11

               INTER-REGIONAL FINANCIAL GROUP, INC.
             COMPUTATION OF NET EARNINGS PER SHARE
     (Unaudited, amounts in thousands, except per-share data)
                                     Three Months Ended March 31,
                                           1994          1993
                                     ___________________________
PRIMARY EARNINGS PER SHARE:
  Net earnings........................    $10,171     $10,135
                                          =======     =======
  Average number of common and
    common equivalent shares
    outstanding:
     Average common shares outstanding.     8,149       8,099
     Incentive stock options...........       356         235
                                          -------     -------
                                            8,505       8,334
                                          =======     =======
  Primary earnings per share........... . $  1.20     $  1.22
                                          =======     =======

EARNINGS PER SHARE ASSUMING FULL DILUTION:
  Net earnings..........................  $10,171     $10,135
                                          =======     =======

  Average number of common and common
   equivalent shares outstanding:
    Average common shares outstanding...    8,149       8,099
    Incentive stock options.............      356         241
                                          -------     -------
                                            8,505       8,340
                                          =======     =======
  Fully diluted earnings per share:.....  $  1.20     $  1.22
                                          =======     =======