Form 10-K/A
period 1993-12-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1994-06-23
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C.  20549
                          _____________

                           FORM 10-K/A-1

X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                  Name of each exchange
     Title of each class           on which registered
     -------------------          ---------------------
   Common Stock, par value     New York Stock Exchange, Inc.
     $.125 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                 Yes        X             No
                     --------------          -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the bes t of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of February 28, 1994, 8,160,180 shares of common stock were outstanding, and the aggregate market value of the common shares (based upon the closing price at February 28, 1994, on the New York Stock Exchange) of Inter-Regional Financial Group, Inc., held by non-affiliates was approximately $151,325,505.

               Documents Incorporated by Reference

      Portions of the Proxy Statement of Registrant to be filed within 120 days of December 31, 1993 are incorporated in Part III of this report.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8K:

(a)  Documents filed as part of this Report:
                                                             Page
                                                             ----
1.  Financial statements:
    Reference is made to the table of contents to financial statements and financial statement schedules hereinafter contained...............................................  36 *

2.  Financial statement schedules:
    Reference is made to the table of contents to financial statements and financial statement schedules hereinafter contained for all other financial statement schedules... 36 *

* Refers to page number in original Form 10-K filing for the year ended December 31, 1993.

3.  Exhibits:
Item
No.          Item                                Method of Filing
- - - - - --------------------------------------------------------------------------
3(a) Certificate             of           Incorporated     by    reference
     Incorporation   of     the           to Exhibit 3(a) to the Company's
     Company,     as   amended.           Annual   Report    on       Form
                                          10-K   for   the   year    ended
                                          December 31, 1988.

3(b) Bylaws of the Company, as            Incorporated   by   reference to
     amended.                             Exhibit 3(b)  to  the  Company's
                                          Annual      Report    on    Form
                                          10-K   for   the    year   ended
                                          December 31, 1989.

4(a) Credit  Agreement dated              Incorporated  by  reference   to
     June 23, 1993.                       Exhibit  4(a)  to  the Company's
                                          Current    Report    on     Form
                                          8-K  dated   July   15, 1993.

4(b) First Amendment to Credit            Incorporated  by  reference  to
     Agreement dated  November            Exhibit   4(a) to the Company's
     30, 1993.                            Current   Report   on      Form
                                          8-K  dated  February 11,  1994.

4(c) Term Loan Agreement dated            Incorporated  by  reference  to
     October 16, 1992.                    Exhibit 4(e) to  the  Company's
                                          Annual    Report    on     Form
                                          10-K   for   the   year   ended
                                          December 31, 1992.

4(d) First Amendment  to  Term            Incorporated  by  reference  to
     Loan   Agreement    dated            Exhibit 4(g)  to  the Company's
     March 12, 1993.                      Annual    Report     on    Form
                                          10-K   for   the   year   ended
                                          December 31, 1992.

4(e) Second Amendment  to Term            Incorporated by  reference   to
     Loan Agreement dated June            Exhibit 4(b)  to  the Company's
     23, 1993.                            Current   Report  on  Form  8-K
                                          dated July 15, 1993.

4(f) Third Amendment  to  Term            Incorporated  by  reference  to
     Loan Agreement dated                 Exhibit 4(b)  to the  Company's
     November 30, 1993.                   Current  Report   on  Form  8-K
                                          dated February 11, 1994.

10(a)*  1986   Stock    Option            Incorporated  by  reference  to
     Plan, as amended on April            Exhibit 10(b)  to the Company's
     24, 1987,  May  9,  1990,            Current  Report  on   Form  8-K
     March 3,  1993 and  April            dated July 15, 1993.
     27, 1993.

10(b) Form    of     Indemnity            Incorporated  by  reference  to
     Agreement with  Directors            Exhibit 10(c)  to the Company's
     and   Officers   of   the            Annual Report on Form 10-K  for
     Company.                             the year ended December 31, 1990.

10(c)*  Retirement   Agreement            Incorporated  by   reference  to
     between the  Company  and            Exhibit 10(f) to  the  Company's
     Richard   D.    McFarland            Annual Report on Form  10-K  for
     dated January 1, 1990.               the year ended December 31, 1989.

10(d)*  Form  of  Non-Employee            Incorporated   by  reference  to
     Director       Retirement            Exhibit 10 (g)  to the Company's
     Compensation Agreement.              Annual Report on Form  10-K  for
                                          the year ended December 31, 1992.

10(e)*  IFG Executive Deferred            Incorporated  by  reference  to
     Compensation  Plan  dated            Exhibit 10(a)  to the Company's
     March 31, 1993.                      Current  Report  on  Form   8-K
                                          dated July 15, 1993.

10(f) Trust   Agreement    for            Filed herewith.**
     Executive        Deferred
     Compensation  Plan  dated
     February 11, 1994.

11   Computation    of     net            Filed herewith.**
     earnings per share.

21   List of subsidiaries.                Filed herewith.**

23   Independent     Auditors'            Filed herewith.**
     consent.

24   Power of attorney.                   Filed herewith.**

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

**  Refers to original Form 10-K filing for the year ended
December 31, 1993.

(b) No reports on Form 8-K were filed during the fourth quarter of 1993.

REPORT FOR EMPLOYEE STOCK PURCHASE PLAN:

The financial information required by Form 11-K is hereby furnished as permitted by Rule 15d-21:

                                                           Page
Schedules included:                                        ----

Independent auditors' report...............................  4

Statements of net assets available for plan benefits
   as of December 31, 1993 and 1992........................  5

Statements of changes in net assets available for
   plan benefits for the years ended
   December 31, 1993 and 1992..............................  6

Notes to financial statements..............................  7

Schedule 1 - Schedule of assets held for
   investment purposes..................................... 10

Schedule 2 - Reportable transactions for the year
   ended December 31, 1993................................. 11

Exhibit 23 - Independent auditors' consent................. 12

                   INDEPENDENT AUDITORS' REPORT

Board of Directors
Inter-Regional Financial Group, Inc.:

We have audited the accompanying statements of net assets available for plan benefits of the IFG Stock Bonus Plan as of December 31, 1993 and 1992 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the IFG Stock Bonus Plan as of December 31, 1993 and 1992 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplementary information included in Schedules 1 and 2 is presented for purposes of additional analysis and is not a required part of the basic financial statements. The information in such schedules has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as whole.

                                        KPMG Peat Marwick

Minneapolis, Minnesota
June 10, 1994

                         IFG STOCK BONUS PLAN
         STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                        (Dollars in thousands)
                                                  December 31,
                                               1993         1992
                                               -----------------
Assets:
  Temporary cash investments                   $794         $212
  Contributions receivable                       65           78
  Investment in Inter-Regional Financial
    Group, Inc. common stock, at market
    (3,162,385 and 3,248,737 shares;
    cost $37,309 and $33,858, respectively)  88,152       58,071
  Participant loans receivable                1,330        1,051
  Interest receivable                             2            1
                                            -------      -------
                                             90,343       59,413
                                            -------      -------
Liabilities:
  Miscellaneous accounts payable                 30           30
                                            -------      -------
                                                 30           30
                                            -------      -------

  Net assets available for plan
   benefits (includes $3,244 and
   $1,430, respectively, of
   distributions due to Plan
   participants and $857 and $172,
   respectively, of diversifications
   payable to IFG Profit Sharing Plan)      $90,313      $59,383
                                            =======      =======

See accompanying notes to financial statements.

                       IFG STOCK BONUS PLAN
  STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                      (Dollars in thousands)
                                        Year Ended December 31,
                                            1993          1992
                                        -----------------------
Investment income:
  Net realized and unrealized gain on
   securities                              $32,067      $3,015
  Interest                                     119          82
  Dividends                                    886         871
                                           -------     -------
                                            33,072       3,968
Contributions:
  Employee contributions                     4,840       4,039
  Employer contributions                     2,495       2,104
Distributions:
  Distributions to participants, at market  (7,515)     (5,811)
  Diversification to IFG Profit Sharing
   Plan                                     (1,962)       (737)
                                           -------     -------
Increase in net assets                      30,930       3,563
                                           -------     -------
Net assets available for plan benefits:
  At beginning of year                      59,383      55,820
                                           -------     -------
  At end of year                           $90,313     $59,383
                                           =======     =======

See accompanying notes to financial statements.

                           IFG STOCK BONUS PLAN
                       NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1993 AND 1992

1.Summary of Significant Accounting Policies

  Contributions  -   Employee  contributions  are  recorded  when
  payroll deductions  are made  for the IFG Stock Bonus Plan (the
  Plan) participants.   Employer contributions are accrued at the
  time the employee contributions are recorded.

  Investments  -  The  investments  in  Inter-Regional  Financial
  Group, Inc. (IFG) common stock are carried at market value. Market value is determined based on the closing price of the common stock on the New York Stock Exchange. Purchases and sales of securities and the related gain or loss, if any, are recorded on a trade-date basis.

  Reclassifications - Certain prior year amounts in the financial statements have  been  reclassified  to  conform  to  the  1993 presentation.

2.Plan Description

  The IFG Stock Bonus Plan is a defined contribution plan which provides incentive to employees by giving them an opportunity to increase their interest in IFG through ownership of its common stock. Any employee of IFG or its participating subsidiaries may become a participant in the Plan after completing one year of service if they are at least 21 years of age.

  Employee contributions to the Plan are made on a pretax basis and employees may authorize payroll deductions of up to five percent, not to exceed the legal limit, of their recognized compensation, as defined. The Company makes contributions to the Plan equal to 50 percent of participants' contributions. The Company also makes matching contributions to the Plan equal to 25 percent of employee pretax contributions to the IFG Profit Sharing Plan, of up to five percent of the participants' recognized compensation (less any amount of participant contributions to the IFG Stock Bonus Plan). Only aggregate employee pretax contributions of up to five percent for both the Plan and the IFG Profit Sharing Plan are eligible for company matching contributions. All matching contributions are applied to the participants' account under the IFG Stock Bonus Plan. Recognized compensation is defined in the Plan and generally consists of salary, commissions and other regular compensation paid to a participant during the Plan year, subject to certain aggregate limitations under federal regulations.

  Participants hired prior to April 1, 1988, vest in the matching employer contributions over a five-year period in accordance with the following percentages: 30 percent after one year of service, 40 percent after two years, 50 percent after three years, 60 percent after four years and 100 percent after five years. Participants hired after March 31, 1988, vest in matching employer contributions after they have attained five years of service at which time they become 100 percent vested. Employer contributions become fully vested if, while employed, the participant dies, reaches age 55 or retires because of total and permanent disability. Employer contributions will also become fully vested if the Plan is terminated or if there is a complete discontinuance of contributions to the Plan.

  Under the loan provision of the Plan, participants may borrow up to 50 percent, not to exceed $50,000, of certain account balances for the payment of certain medical expenses, educational expenses, financial hardship or home purchase or improvement. Participants may elect a loan term of between one year and four and one-half years for all loans other than home purchase for which a 10 or 15-year term may be elected. All loans are charged an interest rate equal to the prime rate plus one percent on the first working day of the quarter in which the loan was originated. All loans are repaid through monthly payroll deductions.

  Eligible participants may elect to diversify some of their stock holdings out of the Plan and into the IFG Profit Sharing Plan. A participant who reaches age 50 with 10 years of service may elect to transfer 25 percent of his or her account balance each year. Between ages 55 and 60, a participant may transfer up to 50 percent each year and after age 60, up to 100 percent, subject to a $3,000 minimum. A participant with 15 years of service, regardless of age, may diversify up to 25 percent of his or her account balance each year.

  A participant may request an in-service distribution for the payment of medical expenses, educational expenses, home purchase or improvement, or financial hardship. Distributions are limited to the vested balances of certain accounts within the Plan. Additionally, any participant age 60 and over may request a full or partial distribution from the Plan. All distributions from the Plan are made in shares of IFG common stock, including cash for any uninvested contributions and fractional shares.

  The Plan would be considered an employee stock ownership plan if the Plan makes a leveraged acquisition of qualifying employer securities as defined by the Plan.

  There were 1,904 participants in the Plan at December 31, 1993.

3.  Contributions

  Amounts contributed by each employer and the employees of such employers were as follows for the years ended December 31, 1993 and 1992, respectively (in thousands):

                               1993                   1992
                     Amount Contributed by  Amount Contributed by
                      Employee  Employer     Employee  Employer
                     --------------------------------------------

Inter-Regional
 Financial Group, Inc.  $39        $19          $45       $24
Insight Investment
 Management, Inc.        33         17           26        13
Dain Bosworth
 Incorporated          3347      1,699        2,833     1,484
Rauscher Pierce
 Refsnes, Inc.        1,261        677        1,044       539
Dain Corporation         15          8           14         7
Regional Operations
 Group, Inc.            145         75           77        37
                     ------     ------       ------    ------
                     $4,840     $2,495       $4,039    $2,104
                     ======     ======       ======    ======

  The 1993 and 1992 employer contributions include a match of $272,000 and $247,000, respectively, on participant pretax contributions to the IFG Profit Sharing Plan. Employer matching contributions have been reduced by forfeitures of $216,000 and $163,000 for the years ended December 31, 1993 and 1992, respectively.

  Any forfeited benefits are utilized to reduce future employer contributions unless the participant returns to employment before a specified time as defined by the Plan.

4.Trustee and Administration of the Plan

  First Bank  National Association  is the  Trustee of  the Plan.
  The Plan  is administered  by IFG  with the  assistance  of  an
  Administrative Committee.   Administrative  costs and  expenses
  are paid by IFG and its participating subsidiaries.

5.Federal Income Taxes

  The Plan administrator received a favorable determination letter dated October 11, 1989, from the United States Treasury Department stating that the Plan constitutes a qualified plan under Section 401(a) of the Internal Revenue Code (the Code) and that the trust created under the Plan is therefore exempt from federal income taxes under the provisions of Section 501(a).

  The Plan administrator believes that the Plan and its related trust continue to qualify under the provisions of Sections
  401(a) and 501(a) of the Code and are exempt from federal income taxes.

  Participants are not taxed currently on their pretax contributions, on the employers' contributions to the Plan, or on income earned by the Plan. Distributions to participants are generally subject to federal income tax at the time of distribution; however, such distributions may be offset to the extent of any after-tax contributions previously made by the participant.

6.Reconciliation to Form 5500

  Net assets available for plan benefits in the accompanying financial statements differ from Form 5500 as filed with the Internal Revenue Service, as follows (in thousands):

                                                  December 31,
                                                1993       1992
                                                ---------------
Net assets available for plan benefits per
  Form 5500                                   $86,212    $57,772
  Adjustments for distributions and
    diversifications payable                    4,101      1,611
                                              -------    -------
  Net assets available for plan benefits
    per accompanying financial statements     $90,313    $59,383
                                              =======    =======

7.Party-in-Interest Transactions

  First Bank National Association is a party-in-interest with respect to the Plan. In the opinion of the Plan's trustee, transactions between the Plan and the Trustee are exempt from being considered as "prohibited transactions" under the ERISA
  Section 408(b).

                                                        Schedule 1

                        IFG STOCK BONUS PLAN
           SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                         DECEMBER 31, 1993

                      (Dollars in thousands)
                                                           Market
Party Involved         Description       Shares     Cost   Value
- - - - - -----------------------------------------------------------------

(1) Inter-Regional   Inter-Regional   3,162,385  $37,309  $88,152
  Financial Group,   Financial Group,
        Inc.             Inc.
                      Common Stock

(1) First Bank       First Short-Term                794      794
    Minneapolis       Investment Fund

(1)     Plan         Loans Receivable              1,330    1,330
    Participants    (Rate of interest            -------  -------
                  ranges from 7% to 11%)
                                                 $39,433  $90,276
                                                 =======  =======
(1)  Known to be a party-in-interest.

See independent auditors' report.

                                                        Schedule 2

                      IFG STOCK BONUS PLAN
    REPORTABLE TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1993

                     (Dollars in thousands)
                                                        Fair Value
                                                        of Asset as
             Description      Number   Purchase            of Date     Net
  Party           of            of      Price/  Selling     of        Gain/
Involved     Transaction   Transactions   Cost   Price  Transaction  (Loss)
- - - - - ---------------------------------------------------------------------------
(1) First   Purchase of         63       $8,943            $8,943      --
   Bank     First Short-
Minneapolis Term Invest-
             ment Fund

(1) First     Sales of         111               $8,376    $8,376      --
   Bank     First Short-
Minneapolis Term Invest-
             ment Fund

(1) Dain     Purchase of       162       $8,970            $8,970      --
 Bosworth    IFG Common
Incorporated   Stock

(1) Dain       Sales of         16              $10,958   $10,958      --
 Bosworth    IFG Common
Incorporated   Stock

(1) Known to be a party-in-interest.

See independent auditors' report.

                                                             EXHIBIT 23

                     INDEPENDENT AUDITORS' CONSENT

Board of Directors
Inter-Regional Financial Group, Inc.:

We consent to the incorporation by reference in Registration Statement No. 33-54223, Registration Statement No. 33-59426, Registration Statement No. 33-39261, Registration Statement No. 33-39182, Registration Statement No. 33-25979, post-effective amendment No. 1 to Registration Statement No. 33-13068, post-effective amendment No. 2 to Registration Statement No. 33-10243, post-effective amendment No. 2 to Registration Statement No. 33-10242, post-effective amendment No. 4 to Registration Statement No. 2-90634, post-effective amendment No. 8 to Registration Statement No. 2-61514, post-effective amendment No. 11 to Registration Statement No. 2-57759, post-effective amendment No. 15 to Registration Statement No. 2-53289 and post-effective amendment No. 16 to Registration Statement No. 2-51150, on Form S-8 of Inter-Regional Financial Group, Inc., and subsidiaries of our report dated February 1, 1994, relating to the consolidated balance sheets of Inter-Regional Financial Group, Inc. and subsidiaries as of December 31, 1993 and 1992, and the consolidated statements of operations, shareholders' equity and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1993, which report appears in the December 31, 1993 Annual Report on Form 10-K of Inter-Regional Financial Group, Inc.

                                         KPMG Peat Marwick

Minneapolis, Minnesota
June 23, 1994

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
                             INTER-REGIONAL FINANCIAL GROUP, INC.
                             By  Daniel J. Reuss
                                 ------------------------------
                                 Daniel J. Reuss
                                 Senior Vice President, Corporate
                                 Controller and Treasurer
                                 Dated: June 23, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

         Signature                       Title
         ---------                       -----

       Irving Weiser           President, Chief Executive Officer
- - - - - ----------------------------   (Principal Executive Officer
       Irving Weiser                  and Director)

     Daniel J. Reuss           Senior Vice President, Controller
- - - - - ----------------------------       (Principal Financial and
     Daniel J. Reuss                   Accounting Officer)

      Susan S. Boren           Director
- - - - - ----------------------------
      Susan S. Boren

  F. Gregory Fitz-Gerald       Director
- - - - - ----------------------------                 By  Daniel J. Reuss
  F. Gregory Fitz-Gerald                         ---------------
                                                 Daniel J. Reuss
  Richard D. McFarland         Chairman of   Pro Se and as
- - - - - ----------------------------   the Board     Attorney-in-Fact
  Richard D. McFarland                       Dated: June 23, 1994

     Lawrence Perlman          Director
- - - - - ----------------------------
     Lawrence Perlman

    C.A. Rundell, Jr.          Director
- - - - - ----------------------------
    C.A. Rundell, Jr.

      Robert L. Ryan           Director
- - - - - ----------------------------
      Robert L. Ryan

  Arthur R. Schulze, Jr.       Director
- - - - - ----------------------------
  Arthur R. Schulze, Jr.

     David A. Smith            Executive Vice
- - - - - -----------------------------  President and
     David A. Smith            Director