Form 10-Q
period 1994-06-30
INTER REGIONAL FINANCIAL GROUP INC
filed 1994-08-12
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---            OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1994

                               or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


                   Commission file number 1-8186

                Inter-Regional Financial Group, Inc.
        (Exact name of registrant as specified in its charter)


           DELAWARE                             41-1228350
   (State or other jurisdiction                 (IRS Employer
 of incorporation of organization)          Identiciation Number)

      Dain Bosworth Plaza, 60 South Sixth Street
            Minneapolis, Minnesota                   55402-4422
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

                     Yes       X            No

As of July 31, 1994, the Company had 8,086,708 shares of common stock outstanding.

     INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
    REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994

                          INDEX                          Page
I. FINANCIAL INFORMATION:

Item 1.  Financial Statements
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

II. OTHER INFORMATION:

Item 4.  Submission of Matters to a Vote of Security Holders
Item 6.  Exhibits and Reports on Form 8-K
         Signatures
         Index of Exhibits
         Exhibits

                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                       (In thousands)
                                        June 30,  December 31,
                                          1994       1993
                                        --------------------
                                          (Unaudited)
Assets:
  Cash and cash equivalents              $12,266      $14,047
  Cash and short-term investments
    segregated for regulatory purposes   375,000      581,005
  Receivable from customers              592,552      531,636
  Receivable from brokers and dealers    175,735      178,448
  Securities purchased under agreements
   to resell                             272,861      111,887
  Trading securities owned, at market    287,314      271,378
  Equipment, leasehold improvements and
   buildings, net                         27,450       24,720
  Other receivables                       54,017       40,744
  Deferred income taxes                   18,995       18,995
  Other assets                            11,854       13,162
                                         -------      -------
                                      $1,828,044   $1,786,022
                                       =========    =========

Liabilities and Shareholders' Equity:
Liabilities:
  Short-term borrowings                 $112,956     $123,973
  Drafts payable                          28,849       32,041
  Payable to customers                   799,375      866,144
  Payable to brokers and dealers         230,033      250,594
  Securities sold under repurchase
   agreements                            176,528       83,978
  Trading securities sold, but not yet
   purchased, at market                  144,858       72,218
  Accrued compensation                    50,836       83,458
  Other accrued expenses and accounts
   payable                                67,499       63,776
  Accrued income taxes                     5,864        9,991
  Subordinated and other debt             21,235       22,166
                                         -------      -------
                                       1,638,033    1,608,339
                                       ---------    ---------
Shareholders' equity:
  Common stock                             1,012        1,016
  Additional paid-in capital              73,854       73,475
  Retained earnings                      115,145      103,192
                                        --------     --------
                                         190,011      177,683
                                        --------     --------
                                      $1,828,044   $1,786,022
                                       =========    =========

  See accompanying notes to consolidated financial statements.

    INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited, in thousands, except per-share amounts)

                          Three Months Ended    Six Months Ended
                                June 30,            June 30,
                            1994      1993       1994     1993
                          --------------------------------------
Revenues:
  Commissions              $31,198   $33,914   $70,326   $69,360
  Principal transactions    31,057    30,295    66,846    67,080
  Investment banking and
   underwriting             24,368    32,227    52,246    56,774
  Interest                  17,011    13,836    32,266    26,249
  Asset management           4,427     3,005     8,504     5,910
  Correspondent clearing     2,762     2,609     5,943     5,394
  Other                      6,775     6,642    12,538    10,532
                            ------    ------    ------    ------
Total revenues             117,598   112,528   248,669   241,299
Interest expense            (8,141)   (7,882)  (15,533)  (14,309)
                           -------   -------   -------   -------
Net revenues               109,457   114,646   233,136   226,990
                           -------   -------   -------   -------
Expenses excluding
 interest:
  Compensation and
   benefits                 69,344    71,313   148,068   142,110
  Communications             9,136     7,650    17,686    14,590
  Occupancy and
   equipment rental          6,774     6,031    13,472    11,988
  Travel and promotional     4,850     3,706     9,076     6,734
  Floor brokerage and
   clearing fees             2,452     2,071     4,697     4,146
  Other                      7,254     7,333    14,430    14,533
                            ------    ------    ------    ------
Total expenses excluding
 interest                   99,810    98,104   207,429   194,101
                           -------   -------   -------   -------
Earnings:
  Earnings before income
   taxes                     9,647    16,542    25,707    32,889
  Income tax expense        (3,733)   (6,286)   (9,622)  (12,498)
                            ------    ------    ------   -------
Net earnings                $5,914   $10,256  $16, 085   $20,391
                            ======   =======  ========   =======

Earnings per common and
 common equivalent share:
Primary                       $.70     $1.23     $1.90     $2.45
                           =======   =======   =======   =======
Fully diluted                 $.70     $1.23     $1.90     $2.44
                           =======   =======   =======   =======

   See accompanying notes to consolidated financial statements.

        INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, in thousands)
                                       Six Months Ended June 30,
                                            1994       1993
                                       -------------------------
Cash flows from operating activities:
  Net earnings                            $16,085     $20,391
  Adjustments to reconcile earnings to
   cash provided (used) by operating
    activities:
     Depreciation and amortization          3,753       2,597
     Deferred income taxes                 (2,613)     (1,569)
     Other non-cash items                   4,093       5,037
     Cash and short-term investments
      segregated for regulatory purposes  206,005      51,700
     Net receivable from/payable to
      brokers and dealers                 (17,848)    (27,132)
     Securities purchased under
      agreements to resell               (160,974)    (30,372)
     Net trading securities owned and
      trading securities sold, but not
       yet purchased                       56,704    (110,455)
     Short-term borrowings and drafts
      payable of securities companies     (14,209)    141,317
    Net payable to customers             (127,685)    (55,768)
    Securities sold under repurchase
     agreements                            92,550      10,429
    Accrued compensation                  (32,622)     (8,472)
    Other                                 (14,235)     (6,729)
                                          -------     -------
    Cash provided (used) by operating
     activities                             9,004      (9,026)
                                          -------     -------
Cash flows from financing activities:
  Proceeds from:
    Issuance of common stock                 387          234
    Subordinated and other debt              237        4,691
  Payments for:
    Purchase of common stock              (2,182)          __
    Dividends on common stock             (1,962)        (973)
    Subordinated and other debt           (1,168)        (658)
    Revolving credit agreement, net           __       (5,450)
                                          ------       ------
  Cash (used) by financing activities     (4,688)      (2,156)
                                          ------       ------
Cash flows from investing activities:
  Proceeds from investment dividends and
    sales                                    641        1,499
  Payments for equipment, leasehold
   improvements and other                 (6,738)      (5,348)
                                          ------       ------
  Cash (used) for investing activities    (6,097)      (3,849)
                                          ------       ------
Increase/(decrease) in cash and cash
 equivalents                              (1,781)     (15,031)
  Cash and cash equivalents:
    At beginning of period                14,047       34,461
                                          ------       ------
    At end of period                     $12,266      $19,430
                                          ======       ======

Income tax payments totaled $13,750,000 and $13,233,000 and interest payments totaled $14,605,000 and $14,222,000 during the six months ended June 30, 1994 and 1993, respectively.

   See accompanying notes to consolidated financial statements.

      Inter-Regional Financial Group, Inc. and Subsidiaries
            Notes to Consolidated Financial Statements
                          (Unaudited)

A.  Condensed Consolidated Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1994 are not necessarily indicative of results expected for subsequent periods.
Certain prior year amounts in the financial statements have been reclassified to conform to the 1994 presentation.
B.  Lease Commitment

During the first quarter of 1994, Rauscher Pierce Refsnes entered into an operating lease for new headquarters space in Dallas, Texas. The lease commences during the third quarter of 1995 and the minimum rental commitments are as follows: 1995 - $0; 1996 - $1,294,000; 1997 - $1,340,000; 1998 - $1,340,000; 1999 -
$1,340,000; thereafter $9,892,000.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with Item 7, (Management's Discussion and Analysis) contained in the Company's
Annual Report on Form 10-K for the year ended December 31, 1993.

Summary

Consolidated net revenues (revenues less interest expense) decreased $5.2 million in the 1994 second quarter over the comparable 1993 period. The decreases in second quarter net revenues over 1993 partially offset increases recorded during the 1994 first quarter, resulting in a year-to-date increase of $6.1 million over the prior year. The industry-wide downturn, triggered by rising interest rates late in the 1994 first quarter, continued into the second quarter and resulted in weaker financial markets, higher interest rates, lower securities prices and reduced levels of municipal and corporate underwritings for the 1994 second quarter as compared with both the 1993 second quarter and 1994 first quarter.

Results of Operations:

                          Three Months Ended    Six Months Ended
                                June 30,             June 30,
                              1994    1993        1994    1993
                          ------------------   ------------------
(Unaudited, in thousands)
Net revenues:
  Dain Bosworth
   Incorporated            $68,003  $68,673   $148,644  $138,985
  Rauscher Pierce
   Refsnes, Inc.            40,714   45,659     83,092    87,484
  Corporate, other and
   eliminations                740      314      1,400       521
                           -------   ------    -------   -------
                          $109,457 $114,646   $233,136  $226,990
                           =======  =======    =======   =======
Earnings (Loss) before
 income taxes:
  Dain Bosworth
   Incorporated             $5,884  $9,903     $17,296  $20,506
  Rauscher Pierce
   Refsnes, Inc.             4,437   7,219       9,495   14,250
  Corporate, other and
   eliminations              (674)    (580)     (1,084)  (1,867)
                           ------   ------      ------   ------
                           $9,647  $16,542     $25,707  $32,889
                           ======   ======      ======   ======

Commission revenues declined $2.7 million during the 1994 second quarter versus the second quarter of 1993 due principally to lower securities prices and declines in sales of over-the-counter agency, mutual fund and listed securities to individual and institutional investors. This revenue decrease was partially offset by the positive effects of possessing a sales force that was approximately 10 percent larger than the prior year. For the six months ended June 30, commission revenues increased $1.0 million from 1993 to 1994 primarily due to increased sales of mutual fund securities by a sales force that was 9 percent larger.

Principal transaction revenues increased $.8 million during the second quarter from the comparable prior year period primarily due to improved equity trading results. For the first half, principal transaction revenues declined $.2 million from 1993 as improved equity trading revenues were more than offset by lower fixed income trading results at Dain Bosworth and Rauscher Pierce Refsnes that resulted from volatile bond market conditions late in the 1994 first quarter and decreased demand for fixed income products.

Investment banking and underwriting revenues declined $7.9 million from the 1993 second quarter and $4.5 million year-to-date as increased fees earned from advising corporate clients in merger and acquisition and private placement transactions were more than offset by declines in underwriting revenues from corporate and municipal securities due to the presence of less favorable market conditions in which to raise capital. Additionally, a significant portion of the decline from the 1993 levels resulted from expected reductions in revenues derived from municipal refunding transactions, which the Company anticipates will decline further over the remainder of 1994.

Net interest income increased $2.9 million during the second quarter and $4.8 million during the first half over comparable prior year levels chiefly as a result of continued increases in margin debit balances and spreads, increased spreads on customer credit balances, larger volumes of stock borrow and stock loan transactions and increased fixed income inventories.

Asset management revenue increased $1.4 million for the quarter and $2.6 year-to-date from the comparable 1993 periods due primarily to increased assets in managed account programs at Dain Bosworth and Rauscher Pierce Refsnes and, to a lesser extent, higher money market fund balances managed by Insight Investment Management.

Compensation and benefits expense declined $2.0 million during the 1994 second quarter from the 1993 second quarter due largely to decreased commissions, incentive compensation and related benefits that declined in conjunction with decreased operating revenues. This decrease was partially offset by higher costs related to a 12 percent increase in the average number of employees. During the 1994 first half, compensation and benefits increased $6.0 million from the same period of 1993 chiefly as a result of an 11 percent increase in the average number of employees.

Expenses other than compensation and benefits increased $3.7 million for the quarter and $7.4 million year-to-date due primarily to increased usage of communications and market data and clearing services, increased occupancy expenses resulting from higher operating costs at the Company's Minneapolis headquarters due to expansion, and the addition of nine operating office locations for Dain Bosworth and Rauscher Pierce Refsnes from first half 1993 levels.

LIQUIDITY AND CAPITAL RESOURCES

As described in Note K to the Consolidated Financial Statements of the Company's 1993 Annual Report on Form 10-K, Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and The New York Stock Exchange, Inc., measuring
capitalization and liquidity.    All three broker-dealers
continue to operate above minimum net capital standards.  At
June 30, 1994, net capital was $49.5 million at Regional Operations Group, which was 7.6 percent of aggregate debit balances and $17.0 million in excess of the 5 percent requirement. At June 30, 1994, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $21.1 million and $12.6 million, respectively, in excess of the $1 million requirement.

On April 27, 1994, the Company's Board of Directors announced that it would double the regular quarterly cash dividend paid on the Company's common stock from $.08 per share to $.16 per share beginning with the dividend paid during the 1994 second quarter. The determination of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds. On the same date, the Company's Board of Directors authorized a plan to repurchase up to 400,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through July 31, 1994, the Company had repurchased 139,000 shares in accordance with this program at a cost of $3.1 million.

                 PART II - Other INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the regular Annual Meeting of Stockholders of the Company held on April 27, 1994, the stockholders elected nine directors, approved an amendment to the 1986 Stock Option Plan to increase from 1,000 to 2,000 the number of shares automatically issued to non-employee directors upon each election or reelection to the Board, approved the new IFG Restricted Stock Plan for Non-Employee Directors and ratified the appointment of KPMG Peat Marwick as the registrant's independent auditors.

Voting results of each of these items were as follows:

Election of Directors:
                          For       Withheld        Total
S. Boren               5,918,682      89,861      6,008,543
F.G. Fitz-Gerald       5,903,718     104,825      6,008,543
R.D. McFarland         5,888,049     120,494      6,008,543
L. Perlman             5,917,529      91,014      6,008,543
C.A. Rundell, Jr.      5,834,081     174,462      6,008,543
Robert L. Ryan         5,931,110      77,433      6,008,543
A.R. Schulze, Jr.      5,801,639     206,904      6,008,543
D.A. Smith             5,894,510     114,033      6,008,543
I. Weiser              5,878,688     129,855      6,008,543

Amendment to 1986 Stock Option Plan to increase from 1,000 to
2,000 the number of options automatically issued to non-employee directors upon each election or reelection to the Board.:

                For                    4,819,719
                Against                1,140,765
                Abstain                   48,059
                                       ---------
                SHARES OUTSTANDING     6,008,543
                                       =========

Approval of IFG Restricted Stock Plan for Non-Employee Directors:

                For                    5,216,931
                Against                  733,291
                Abstain                   58,321
                                       ---------
                SHARES OUTSTANDING     6,008,543
                                       =========

Ratification of Appointment of Auditors:

                For                    5,938,243
                Against                   38,586
                Abstain                   31,714
                                       ---------
                SHARES OUTSTANDING     6,008,543
                                       =========

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 4(a) - Second Amendment to Credit Agreement dated
     June 27, 1994

     Exhibit 4(b) - Fourth Amendment to Term-Loan Agreement dated
     June 27, 1994.

     Exhibit 11 - Computation of Net Earnings Per Share.

(b)  Reports on Form 8-K

     One report on Form 8-K was filed during the quarter ended
     June 30, 1994:

     Items Reported

     Item 5 - Other Events (Doubling of the Company's regular quarterly cash dividend from 8 cents to 16 cents per share and authorization of a share repurchase plan)

     Item 7 - Financial Statements & Exhibits

     Exhibit 28 - Press release regarding the doubling of the Company's regular quarterly cash dividend from 8 cents to 16 cents per share and authorization of a share repurchase plan

     Date of Report - April 27, 1994.

     Financial Statements Filed - None.

                           SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTER-REGIONAL FINANCIAL GROUP, INC.
                                         Registrant

Date: August 11, 1994      By  Daniel J. Reuss
      ------------------       ------------------------
                               Daniel J. Reuss
                               Senior Vice President, Controller
                               and Treasurer (Principal Financial
                               & Accounting Officer)

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
         INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                  FOR QUARTER ENDED JUNE 30, 1994

Exhibit 4(a) - Second Amendment to Credit Agreement dated
               June 27, 1994

               Filed herewith.

Exhibit 4(b)-  Fourth Amendment to Term-Loan Agreement dated
               June 27, 1994.

               Filed herewith.

Exhibit 1 -    Computation of Net Earnings Per Share

               Filed herewith.

                                                      Exhibit 4(a)

             SECOND AMENDMENT TO CREDIT AGREEMENT

This Amendment is made as of this 27th day of June, 1994, by and among INTER-REGIONAL FINANCIAL GROUP, INC., a Delaware corporation (the "Borrower"), the financial institutions that have executed this Amendment (the "Banks") and Norwest Bank Minnesota, National Association, a national banking association, as agent for the Banks (the "Agent").

The Borrower, the Banks and the Agent have entered into a Credit Agreement dated as of June 23, 1993, as amended by a First Amendment to Credit Agreement dated as of November 30, 1993 (the "Credit Agreement") by and among the Borrower, the Banks and the Agent, as amended from time to time. The Banks have agreed, severally but not jointly, to make loans to the Borrower on the terms and conditions set forth in the Credit Agreement.

Loans made by the Banks under the Credit Agreement are evidenced by promissory notes dated as of June 23, 1993 executed by the Borrower in favor of each Bank (each, a "Note"). The Notes mature on June 30, 1995.

The Borrower has requested that the Banks and the Agent amend certain provisions of the Credit Agreement, and the Banks and the Agent are willing to do so pursuant to the terms and conditions set forth in this Agreement.

ACCORDINGLY, the parties hereto hereby agree as follows:

1.  Terms used in this Amendment which are defined in the Credit
Agreement shall have the same meanings as defined therein, unless otherwise defined herein.

2. Section 6.04(d)(i) of the Credit Agreement is hereby amended in its entirety to read as follows:

  "(i) the aggregate amount of such investments, loans or advances which are to Subsidiaries other than ROG and which have a term or maturity of more than six months when made shall not exceed $25,000,000 in the aggregate at any one time outstanding;"

3. Section 6.04(d)(ii) of the Credit Agreement is hereby amended in its entirety to read as follows:

  "(ii) the aggregate amount of such investments, loans or advances in or to ROG shall be without limitation;"

4. The Banks hereby waive the Borrower's violation of Section 7.01(n) of the Credit Agreement during the period from December 31, 1993 through February 28, 1994 arising as a result of the New York Stock Exchange review of Dain Bosworth Incorporated's capital treatment of certain security positions held in inventory at December 31, 1993. Nothing in this paragraph 4 shall be deemed a waiver of any other Default or Event of Default or of any other violation of Section 7.01(n) other than the specific violation described above.

5. Except as explicitly amended by this Amendment, all of the terms and conditions of the Credit Agreement shall remain in full force and effect and shall apply to any advance or letter of credit thereunder.

6. The Borrower hereby represents and warrants to the Lender as follows:

  (a) The Borrower has all requisite power and authority to execute this Amendment and to perform all of its obligations hereunder, and this Amendment has been duly executed and delivered by the Borrower and constitutes the legal, valid and binding obligation of the Borrower, enforceable in accordance with its terms.

  (b) The execution, delivery and performance by the Borrower of this Amendment have been duly authorized by all necessary corporate action and do not (i) require any authorization, consent or approval by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign,
(ii) violate any provision of any law, rule or regulation or of any order, writ, injunction or decree presently in effect, having applicability to the Borrower, or the articles of incorporation or by-laws of the Borrower, or (iii) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected.

  (c) All of the representations and warranties contained in
Article IV of the Credit Agreement are correct on and as of the date hereof as though made on and as of such date, except to the extent that such representations and warranties relate solely to an earlier date.

7. All references in the Credit Agreement to "this Agreement" shall be deemed to refer to the Credit Agreement as amended hereby; and any and all references in the Loan Documents shall be deemed to refer to the Credit Agreement as amended hereby.

8. Except as expressly provided in paragraph 4 above, the execution of this Amendment and acceptance of any documents related hereto shall not be deemed to be a waiver of any Default or Event of Default under the Credit Agreement, or breach, default or event of default under any Loan Document or other document held by the Agent, whether or not known to the Agent and whether or not existing on the date of this Amendment.

    9. The Borrower hereby absolutely and unconditionally releases and forever discharges the Agent and the Banks, and any and all participants, parent corporations, subsidiary corporations, affiliated corporations, insurers, indemnitors, successors and assigns thereof, together with all of the present and former directors, officers, agents and employees of any of the foregoing, from any and all claims, demands or causes of action of any kind, nature or description, whether arising in law or equity or upon contract or tort or under any state or federal law or otherwise, which the Borrower has had, now has or has made claim to have against any such person for or by reason of any act, omission, matter, cause or thing whatsoever relating to the Credit Agreement and the other Loan Documents arising from the beginning of time to and including the date of this Amendment, whether such claims, demands and causes of action are matured or unmatured or known or unknown.

10. The Borrower hereby reaffirms its agreement under the Credit Agreement to pay or reimburse the Agent on demand for all costs and expenses incurred by the Agent in connection with the Loan Documents and all other documents contemplated thereby, including without limitation all reasonable fees and disbursements of legal counsel. Without limiting the generality of the foregoing, the Borrower specifically agrees to pay all fees and disbursements of counsel to the Agent for the services performed by such counsel in connection with the preparation of this Amendment and the documents and instruments incidental hereto.

11. This Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original and all of which counterparts, taken together, shall constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                           INTER-REGIONAL FINANCIAL GROUP, INC.

                           By  Daniel J. Reuss
                               -------------------------------
                           Its Senior Vice President
                               -------------------------------

                           NORWEST BANK MINNESOTA,
                           NATIONAL ASSOCIATION, as Agent

                           By  Byron Payne
                               -------------------------------
                           Its Vice President
                               -------------------------------

                           NORWEST BANK MINNESOTA,
                           NATIONAL ASSOCIATION

                           By  Byron Payne
                               -------------------------------
                           Its Vice President
                               -------------------------------

                           FIRST BANK NATIONAL ASSOCIATION

                           By  Jose Peris
                               -------------------------------
                           Its Vice President
                               -------------------------------

                                                      Exhibit 4(b)

                FOURTH AMENDMENT TO TERM LOAN AGREEMENT

This Amendment is made as of this 27th day of June, 1994, by and between INTER-REGIONAL FINANCIAL GROUP, INC., a Delaware corporation (the "Borrower") and NORWEST BANK MINNESOTA, NATIONAL
ASSOCIATION, a national banking association (the "Bank").

The Borrower and the Bank have entered into a Term Loan Agreement dated as of October 16, 1992, as amended by a First Amendment to Term Loan Agreement dated as of March 12, 1993, a Second Amendment to Term Loan Agreement dated as of June 23, 1993, and a Third Amendment to Term Loan Agreement dated as of November 30, 1993 (as amended, the "Loan Agreement"), pursuant to which the Bank made the Term Loan to the Borrower subject to the terms and conditions set forth in the Loan Agreement.

The Term Loan made by the Bank to the Borrower under the Loan
Agreement is evidenced by the Term Note of the Borrower dated
October 16, 1992, payable to the order of the Bank in the original principal of $2,000,000 (the "Term Note").

The Borrower has requested that the Bank amend certain provisions of the Loan Agreement and the Bank is willing to do so pursuant to the terms and conditions set forth in this Agreement.

ACCORDINGLY, the parties hereto agree as follows:

1. All capitalized terms used in this Amendment, unless specifically defined herein, shall have the meanings given to such terms in the Loan Agreement.

2. Section 6.04(d)(i) of the Loan Agreement is hereby amended in its entirety to read as follows:

  "(i) the aggregate amount of such investments, loans or advances which are to Subsidiaries other than ROG and which have a term or maturity of more than six months when made shall not exceed $25,000,000 in the aggregate at any one time outstanding;"

3. Section 6.04 (d)(ii) of the Loan Agreement is hereby amended in its entirety to read as follows:

  "(ii) the aggregate amount of such investments, loans or advances in or to ROG shall be without limitation;"

4. The Bank hereby waives the Borrower's violation of Section 7.01(n) of the Loan Agreement during the period from December 31, 1993 through February 28, 1994 arising as a result of the New York Stock Exchange review of Dain Bosworth Incorporated's capital treatment of certain security positions held in inventory at December 31, 1993. Nothing in this paragraph 4 shall be deemed a waiver of any other Default or Event of Default or of any other violation of Section 7.01(n) other than the specific violation described above.

5.  The Borrower hereby represents and warrants to the Bank that:

  (a) The Borrower has all requisite power and authority, corporate or otherwise, to conduct its business, to own its properties and to execute and deliver this Amendment and perform all of its obligations under the Loan Agreement, as amended by this Amendment, and under the Term Note.

  (b) The execution, delivery and performance by the Borrower of its obligations under the Loan Agreement, as amended by this Amendment, and under the Term Note has been duly authorized by all necessary corporate action on the part of the Borrower and do not and will not (1) require any consent or approval of the stockholders of the Borrower, or any authorization, consent or approval by any governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, (2) violate any provision of any law, rule or regulation (including, without limitation, Regulation X of the Board of Governors of the Federal Reserve System) or of any order, writ, injunction or decree presently in effect having applicability to the Borrower or of the Certificate of Incorporation or Bylaws of the Borrower,p (3) result in a breach of or constitute a default under any indenture or loan or credit agreement or any other agreement, lease or instrument to which the Borrower is a party or by which the Borrower or its properties may be bound or affected, or (4) result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance of any nature upon or with respect to any of the properties now owned or hereafter acquired by the Borrower.

  (c) The Loan Agreement, as amended by this Amendment, and the Term Note constitute the legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms.

  (d) All of the representations and warranties contained in
Article IV of the Loan Agreement are correct on and as of the date hereof, except to the extent that such representations and warranties relate solely to an earlier date.

  6. On the date this Amendment becomes effective, all references in the Loan Agreement to "this Agreement" and all references in the Term Note to the "Term Loan Agreement" shall be deemed to refer to the Loan Agreement as amended by this Amendment.

  7. Except as explicitly amended by this Amendment, all of the original terms and conditions of the Loan Agreement and the Term
Note shall remain in full force and effect.

  8. The Borrower hereby agrees to pay all reasonable fees and disbursements of counsel to the Bank for the services performed by such counsel in connection with the preparation of this Amendment and any documents or instruments incidental thereto.

  9. This Amendment may be executed in any number of counterparts, each of which shall be deemed to be an original and all such counterparts, taken together, shall constitute but one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed as of the day and year first above written.


                             INTER-REGIONAL FINANCIAL GROUP, INC.

                             By  Dan Reuss
                                 -----------------------------
                             Its Senior Vice President
                                 -----------------------------

                             NORWEST BANK MINNESOTA,
                             NATIONAL ASSOCIATION

                             By  Byron Payne
                                 -----------------------------
                             Its Vice President
                                 -----------------------------

                                                          Exhibit 11

                   INTER-REGIONAL FINANCIAL GROUP, INC.
                 COMPUTATION OF NET EARNINGS PER SHARE
           (Unaudited, amounts in thousands, except per-share data)

                                     Three Months Ended   Six Months Ended
                                          June 30,             June 30,
                                       1994      1993       1994     1993
                                     -------------------  ------------------
PRIMARY EARNINGS PER SHARE:
  Net earnings                        $5,914   $10,256     $16,085  $20,391
                                     =======   =======     =======  =======
Average number of common and
 common equivalent shares
 outstanding:
  Average common shares
   outstanding                         8,152     8,112       8,150    8,106
 Incentive stock options                 240       233         301      232
                                      ------    ------      ------   ------
                                       8,392     8,345       8,451    8,338
                                      ======    ======      ======   ======
Primary earnings per share              $.70     $1.23       $1.90    $2.45
                                      ======    ======      ======   ======

FULL DILUTION:
  Net earnings                        $5,914   $10,256     $16,085  $20,391
                                       =====    ======      ======   ======
Average number of common and
 common equivalent shares
 outstanding:
  Average common shares
   outstanding                         8,152     8,112       8,150    8,106
  Incentive stock options                240       255         301      258
                                       -----     -----       -----    -----
                                       8,392     8,367       8,451    8,364
                                       =====     =====       =====    =====
Full diluted earnings per share         $.70     $1.23       $1.90    $2.44
                                       =====     =====       =====    =====