Form 10-Q
period 1994-09-30
INTER REGIONAL FINANCIAL GROUP INC
filed 1994-11-14
CIK 50916

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                          _____________

                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended September 30, 1994

                               or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---          OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 Yes       X            No

As of October 31, 1994, the Company had 8,044,308 shares of common stock outstanding.

       INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
    REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                           INDEX

                                                            Page
I.  FINANCIAL INFORMATION:                                  ----

Item 1. Financial Statements

        Consolidated Balance Sheets........................... 1

        Consolidated Statements of Operations................. 2

        Consolidated Statements of Cash Flows................. 3

        Notes to Consolidated Financial Statements............ 4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................... 5

II.     OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K...................... 8

        Signatures............................................ 9

        Index of Exhibits.....................................10

        Exhibits..............................................11

                  PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

       INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                          (In thousands)
                                         September 30,      December 31,
                                               1994             1993
                                         -------------------------------
                                                   (Unaudited)
Assets:
   Cash and cash equivalents..............  $60,918         $  14,047
   Cash and short-term investments
     segregated for regulatory purposes...  362,510            581,005
   Receivable from customers..............  626,478            531,636
   Receivable from brokers and dealers....  216,661            178,448
   Securities purchased under agreements
     to resell............................  382,508            111,887
   Trading securities owned, at market....  282,042            271,378
   Equipment, leasehold improvements and
     buildings, net.......................   28,887             24,720
   Other receivables......................   51,982             40,744
   Deferred income taxes..................   18,995             18,995
   Other assets...........................   11,188             13,162
                                          ---------          ---------
                                         $2,042,169         $1,786,022
                                          =========          =========

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings.................. $181,539           $123,973
   Drafts payable.........................   50,294             32,041
   Payable to customers...................  817,483            866,144
   Payable to brokers and dealers.........  234,421            250,594
   Securities sold under repurchase
     agreements...........................  259,493             83,978
   Trading securities sold, but not yet
     purchased, at market.................  145,590             72,218
   Accrued compensation...................   56,884             83,458
   Other accrued expenses and accounts
     payable                                 61,831             63,776
   Accrued income taxes...................    3,491              9,991
   Subordinated and other debt............   37,636             22,166
                                          ---------          ---------
                                          1,848,662          1,608,339
                                          ---------          ---------
Shareholders' equity:
   Common stock...........................    1,006              1,016
   Additional paid-in capital.............   73,876             73,475
   Retained earnings......................  118,625            103,192
                                          ---------          ---------
                                            193,507            177,683
                                          ---------          ---------
                                         $2,042,169         $1,786,022
                                          =========          =========

    See accompanying notes to consolidated financial statements.

       INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS
        (Unaudited, in thousands, except per-share amounts)

                                 Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                   1994       1993          1994      1993
                                 -------------------     -------------------
Revenues:
   Principal transactions......  $34,347    $36,590      $101,193   $103,670
   Commissions.................   30,725     33,443       101,051    102,803
   Investment banking and
     underwriting..............   20,107     36,597        72,353     93,371
   Interest....................   19,958     14,333        52,224     40,582
   Asset management............    5,180      3,280        13,684      9,190
   Correspondent clearing......    3,137      2,825         9,080      8,219
   Other.......................    4,718      8,954        17,256     19,486
                                 -------    -------       -------    -------

Total revenues.................. 118,172    136,022       366,841    377,321
Interest expense................ (10,307)    (7,449)      (25,840)   (21,758)
                                 -------    -------       -------    -------
Net revenues.................... 107,865    128,573       341,001    355,563
                                 -------    -------       -------    -------

Expenses excluding interest:
   Compensation and benefits....  68,398     76,661       216,466    218,771
   Communications...............   9,335      7,622        27,021     22,212
   Occupancy and equipment
     rental.....................   7,042      6,161        20,514     18,149
   Travel and promotional.......   4,727      3,969        13,803     10,703
   Floor brokerage and clearing
     fees                          2,360      2,018         7,057      6,164
   Other........................   6,662      7,992        21,092     22,525
                                 -------    -------       -------    -------
Total expenses excluding
  interest......................  98,524    104,423       305,953    298,524
                                 -------    -------       -------    -------
Earnings:
   Earnings before income taxes.   9,341     24,150        35,048     57,039
   Income tax expense...........  (3,496)    (9,690)      (13,118)   (22,188)
                                 -------    -------       -------    -------
Net earnings....................  $5,845    $14,460       $21,930    $34,851
                                 =======    =======       =======    =======

Earnings per common and
   common equivalent share:
Primary.........................    $.71      $1.72         $2.61      $4.17
                                 =======    =======       =======    =======

Fully diluted...................    $.70      $1.70         $2.61      $4.11
                                 =======    =======       =======    =======

             See accompanying notes to consolidated financial statements.

       INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited, in thousands)

                                          Nine Months Ended September 30,
                                                1994          1993
                                          -------------------------------

Cash flows from operating activities:
   Net earnings...........................   $21,930         $34,851
   Adjustments to reconcile earnings to
     cash provided (used) by operating
     activities:
       Depreciation and amortization......    5,860            4,133
       Deferred income taxes..............   (2,868)          (3,969)
       Other non-cash items...............    5,448            8,657
       Cash and short-term investments
         segregated for regulatory
         purposes.........................  218,495            2,700
       Net payable to brokers and dealers.  (54,386)          (1,500)
       Securities purchased under
         agreements to resell............. (270,621)         (67,127)
       Net trading securities owned and
         trading securities sold, but not
         yet purchased....................   62,708         (144,780)
       Other receivables..................  (11,238)         (17,365)
       Short-term borrowings and drafts
         payable of securities companies..   75,819           70,982
       Net payable to customers........... (143,503)         (51,341)
       Securities sold under repurchase
         agreements.......................  175,515          137,421
       Accrued compensation...............  (26,574)           6,357
       Other..............................   (9,986)           8,336
                                            -------          -------
       Cash provided (used) by operating
         activities.......................   46,599          (12,645)
                                            -------          -------
Cash flows from financing activities:
   Proceeds from:
       Subordinated and other debt........   17,237            6,096
       Issuance of common stock...........      409              242
   Payments for:
       Purchase of common stock...........   (3,265)              __
       Dividends on common stock..........   (3,250)          (1,623)
       Subordinated and other debt........   (1,767)          (1,114)
       Revolving credit agreement, net....       __           (5,450)
                                            -------          -------
     Cash provided (used) by financing
       activities.........................    9,364           (1,849)
                                            -------          -------
Cash flows from investing activities:
   Proceeds from investment dividends
     and sales............................      641            1,589
   Payments for equipment, leasehold
     improvements and other...............   (9,733)          (8,637)
                                            -------          -------
   Cash (used) for investing activities...   (9,092)          (7,048)
                                            -------          -------

   Increase (decrease) in cash and cash
     equivalents..........................   46,871          (21,542)
     Cash and cash equivalents:
       At beginning of period.............   14,047           34,461
                                            _______          -------
       At end of period...................  $60,918          $12,919
                                            =======          =======

Income  tax   payments  totaled  $19,619,000  and  $24,032,000  and
interest payments  totaled $25,092,000  and $21,636,000  during the nine months ended September 30, 1994 and 1993, respectively.

       See accompanying notes to consolidated financial statements.

       INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (Unaudited)

A. Condensed Consolidated Financial Statements

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1994 are not necessarily indicative of results expected for subsequent periods.

   Certain prior year amounts in the financial statements have been reclassified to conform to the 1994 presentation.

B. Operating Lease Commitments

   The Company and its subsidiaries lease office space, furniture, communications and data processing equipment under several noncancelable leases. Most office space leases are subject to escalation and provide for the payment of real estate taxes, insurance and other expenses of occupancy, in addition to rent. Aggregate minimum rental commitments as of October 31, 1994 are as follows: 1995 - $17.1 million; 1996 - $15.3 million; 1997 -
   $13.7 million;  1998 -  $12.0  million;  1999  -  $9.2  million;
   thereafter 56.2 million.

C. Subordinated and Other Debt

   In September 1994, Dain Bosworth and Rauscher Pierce Refsnes, respectively, entered into $10 million and $7 million four-year subordinated bank loans. Proceeds of the loans qualify as regulatory capital and will be used to fund growth initiatives. The loans require monthly, interest-only payments throughout the four-year term, with equal quarterly principal payments during years two through four.

   In October 1994, Dain Bosworth entered into an additional $10 million four-year subordinated bank loan as part of the financing for an acquisition. Proceeds of the loan qualify as regulatory capital. The loan requires monthly interest only payments throughout the four-year term, with equal quarterly principal payments during years two through four.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with Item 7, (Management's Discussion and Analysis) contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Summary

     Consolidated net revenues (revenues less interest expense) decreased $20.7 million in the 1994 third quarter over the comparable 1993 period. Decreases in second and third quarter net revenues over the comparable 1993 periods more than offset increases recorded during the 1994 first quarter, resulting in a year-to-date decrease of $14.6 million over the prior year. The industry-wide downturn, triggered by rising interest rates late in the 1994 first quarter, continued into the second and third quarters and resulted in weaker financial markets, lower securities prices, reduced levels of municipal and corporate underwritings and general uncertainty on the part of investors. Also impacting results of operations comparisons for the quarter and year-to-date periods ended September 30, 1994 and 1993 was a $5.2 million one-time gain recorded in the third quarter of 1993 from the sale of the Minneapolis Energy Center, a limited partnership in which Dain Bosworth was the general partner. Net of expenses, this transaction increased the Company's 1993 pretax earnings by $4.0 million, net earnings by $2.4 million and earnings per share by $.29. In addition, continued investments made by the Company in order to grow revenue-producing areas of the business had the effect of reducing the Company's profit margins for the 1994 third quarter and year-to-date periods.

Results of Operations:

                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
(Unaudited, in thousands)       1994      1993       1994       1993
                             -------------------   -------------------
Net revenues:
 Dain Bosworth Incorporated    $67,603   $82,962   $216,247   $221,947
 Rauscher Pierce Refsnes, Inc.  39,261    44,998    122,353    132,482
 Corporate, other and
   eliminations                  1,001       613      2,401      1,134
                               -------   -------    -------    -------
                              $107,865  $128,573   $341,001   $355,563
                               =======   =======    =======    =======
Earnings (Loss) before income
 taxes:
 Dain Bosworth Incorporated     $6,708   $17,478    $24,004    $37,984
 Rauscher Pierce Refsnes, Inc.   3,137     7,306     12,632     21,556
 Corporate, other and
   eliminations                   (504)     (634)    (1,588)    (2,501)
                               -------   -------    -------    -------
                                $9,341   $24,150    $35,048    $57,039
                               =======   =======    =======    =======

     Principal transaction revenues decreased $2.2 million during the third quarter from the comparable prior year period due primarily to less favorable fixed income trading results. Through the first three quarters of 1994, principal transaction revenues declined $2.5 million as improved equity trading revenues were more than offset by lower taxable and tax-exempt fixed income trading results at Dain Bosworth and Rauscher Pierce Refsnes that resulted from difficult bond market conditions and reduced demand for fixed income products in 1994.

     Commission revenues declined $2.7 million during the 1994 third quarter and $1.8 million year-to-date, respectively, versus the same periods of 1993 due principally to declines in sales of over-the-counter agency and mutual fund securities to individual and institutional investors. Both revenue decreases were partially offset by increases in sales of listed securities. Additionally, the extent of these revenue declines was mitigated by the effects of 11-percent and 12-percent increases in the size of the Company's sales forces for the quarter and year-to-date, respectively.

     Investment banking and underwriting revenues declined $16.5 million from the 1993 third quarter and $21.0 million year-to-date as increased fees earned from advising corporate clients in merger and acquisition and private placement transactions were more than offset by declines in underwriting revenues from lower levels of corporate and municipal investment banking transactions due to less favorable market conditions in which to raise capital. Additionally, a significant portion of the decline from 1993 levels resulted from expected reductions in revenues derived from municipal refunding transactions.

     Net interest income increased $2.8 million during the third quarter and $7.6 million during the first nine months of 1994 over comparable prior year levels chiefly as a result of continued increases in margin debit balances and spreads, increased spreads on customer credit balances and larger volumes of stock borrow and stock loan transactions.

     Asset management revenues increased $1.9 million for the quarter and $4.5 year-to-date from the comparable 1993 periods due primarily to increased assets in managed account programs at Dain Bosworth and Rauscher Pierce Refsnes and, to a lesser extent, higher money market fund balances managed by Insight Investment Management.

     Other revenues declined $4.2 million and $2.2 million for the quarter and year-to-date periods, respectively, from 1993 primarily due to a $5.2 million, one-time gain recorded in the third quarter of 1993 from the sale of the Minneapolis Energy Center, a district heating and cooling company, owned by a partnership in which Dain Bosworth was the general partner. Net of expenses, this transaction increased the Company's 1993 pretax earnings by $4.0 million, net earnings by $2.4 million and earnings per share by $.29.

     Compensation and benefits expense declined $8.3 million for the quarter and $2.3 million year-to-date due largely to decreased commissions, incentive compensation and related benefits that declined in conjunction with decreased operating revenues. These decreases were partially offset by higher costs related to 12-percent and 11-percent increases, respectively, in the average number of employees for the quarter and nine months over the comparable periods of 1993.

     Expenses other than compensation and benefits increased $2.4 million for the quarter and $9.7 million year-to-date due primarily to increased usage of communications and market data and clearing services, increased occupancy expenses resulting from higher real estate taxes and operating costs at the Company's Minneapolis headquarters and the addition of 13 operating office locations for Dain Bosworth and Rauscher Pierce Refsnes over the 12-month period ended September 30, 1994. A significant portion of the expense increases for such items resulted from the aforementioned increases in the number of employees and operating offices. In light of the difficult financial market conditions in which the Company is currently operating, management has taken steps to selectively pare expenses and to reduce spending in areas not related to revenue production.

     In October 1994, Dain Bosworth completed the acquisition of Chicago-based Clayton Brown Holding Company ("Clayton Brown"), a privately held firm specializing in the origination, underwriting, trading and sale of fixed income securities through its brokerage subsidiary, Clayton Brown & Associates, Inc. The aggregate cash purchase price was approximately $24 million, and was based on Clayton Brown's book value at September 30, 1994, net of certain adjustments. Management believes that the acquisition of Clayton Brown, together with planned retail expansion in Illinois, gives Dain Bosworth a platform on which to build a competitive presence in the Chicago market. Dain Bosworth expects to retain Clayton Brown's offices in New York and combine its existing office with Clayton Brown's office in Chicago. Rauscher Pierce Refsnes will retain Clayton Brown's Miami office. Management estimates that the acquisition could have a 10 to 14 cent per share negative effect on the Company's 1994 fourth quarter earnings.

LIQUIDITY AND CAPITAL RESOURCES

     As described in Note K to the Consolidated Financial Statements of the Company's 1993 Annual Report on Form 10-K,
Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and The New York Stock Exchange, Inc., measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At September 30, 1994, net capital was $51.5 million at Regional Operations Group, which was 7.5 percent of aggregate debit balances and $17.1 million in excess of the 5 percent requirement. At September 30, 1994, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $23.5 million and $23.4 million, respectively, in excess of the $1 million requirement.

     On April 27, 1994, the Company's Board of Directors announced that it would double the regular quarterly cash dividend paid on the Company's common stock from $.08 per share to $.16 per share beginning with the dividend paid during the 1994 second quarter. The determination of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds. On the same date, the Company's Board of Directors authorized a plan to repurchase up to 400,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through October 31, 1994, the Company had repurchased 154,000 shares in accordance with this program at a cost of $3.4 million.

     In September 1994, Dain Bosworth and Rauscher Pierce Refsnes, respectively, entered into $10 million and $7 million four-year subordinated bank loans. The loans require monthly, interest-only payments throughout the four-year term, with equal quarterly principal payments during years two through four. Proceeds of the loans qualify as regulatory capital and will be used to support current and future growth in the number of operating office locations and forgivable notes issued as part of the recruitment of investment executives and other revenue producing employees.

     In October 1994, Dain Bosworth entered into an additional $10 million four-year subordinated bank loan as part of the financing for the acquisition of Clayton Brown. Proceeds of the loan qualify as regulatory capital. The loan requires monthly, interest-only payments throughout the four-year term, with equal quarterly principal payments during years two through four.

                    PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

      Exhibit 11 - Computation of Net Earnings Per Share.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended
      September 30, 1994.

                             SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  INTER-REGIONAL FINANCIAL GROUP, INC.
                                               Registrant


Date:  November 14, 1994             By   Daniel J. Reuss
       --------------------               ------------------------
                                          Daniel J. Reuss
                                          Senior Vice President,
                                          Controller and Treasurer
                                          (Principal Financial &
                                          Accounting Officer)

       INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
        INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
               FOR QUARTER ENDED SEPTEMBER 30, 1994

Exhibit 11  -  Computation of Net Earnings Per Share

               Filed herewith.

                                                         EXHIBIT 11

               INTER-REGIONAL FINANCIAL GROUP, INC.
               COMPUTATION OF NET EARNINGS PER SHARE
     (Unaudited, amounts in thousands, except per-share data)

                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                                1994      1993      1994       1993
                             -------------------  -------------------
PRIMARY EARNINGS PER SHARE:
 Net earnings...............  $5,845   $14,460   $21,930    $34,851
                              ======    ======    ======     ======
 Average number of common
   and common equivalent
   shares outstanding:
    Average common shares
     outstanding............   8,069     8,114     8,123      8,109
    Incentive stock options.     203       300       272        255
                              ------    ------    ------     ------
                               8,272     8,414     8,395      8,364
                              ======    ======    ======     ======

 Primary earnings per share.    $.71     $1.72      $2.6      $4.17
                              ======    ======    ======     ======
EARNINGS PER SHARE ASSUMING
FULL DILUTION:
 Net earnings...............  $5,845   $14,460   $21,930    $34,851
                              ======    ======    ======     ======

 Average number of common
  and common equivalent
  shares outstanding:
   Average common shares
    outstanding.............   8,069     8,114     8,123     8,109
   Incentive stock options..     238       378       272       374
                              ------    ------    ------    ------
                               8,307     8,492     8,395     8,483
                              ======    ======    ======    ======

 Fully diluted earnings per
  share.....................    $.70     $1.70     $2.61     $4.11
                              ======    ======    ======    ======
