Form 10-K405
period 1994-12-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1995-03-27
CIK 50916

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-K

X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1994
                                or
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes       X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

As of February 28, 1995, 8,066,508 shares of common stock were outstanding, and the aggregate market value of the common shares (based upon the closing price at February 28, 1995, on the New York Stock Exchange) of Inter-Regional Financial Group, Inc., held by non-affiliates was approximately $118,089,187.

               Documents Incorporated by Reference

       Portions of the Proxy Statement of Registrant to be
          filed within 120 days of December 31, 1994 are
            incorporated in Part III of this report.

PART I

ITEM 1.  BUSINESS:

(a)  General Development of Business.

Inter-Regional Financial Group, Inc. (the "Company") is a holding company, formed in 1973 and based in Minneapolis, Minnesota. The Company offers regional securities broker-dealer and investment banking services through its wholly owned subsidiaries, Dain Bosworth Incorporated ("Dain Bosworth"), headquartered in Minneapolis, Minnesota, and Rauscher Pierce Refsnes, Inc. ("Rauscher Pierce Refsnes"), headquartered in Dallas, Texas. The Company's largest subsidiary, Dain Bosworth, serves the Midwest, Rocky Mountain and Pacific Northwest regions of the United States. In October 1994, Dain Bosworth acquired Chicago-based Clayton Brown Holding Company ("Clayton Brown"), a privately held firm specializing in the sale, trading and origination of fixed income securities through its wholly owned brokerage subsidiary, Clayton Brown & Associates, Inc. Such acquisition together with retail employees hired in 1994 provides the Company with a base for expansion in the Illinois market. At December 31, 1994, Dain Bosworth had 1,916 employees located in 18 states. Rauscher Pierce Refsnes primarily serves the Southwest region of the United States. At December 31, 1994, Rauscher Pierce Refsnes had 1,058 employees located in eight states. Each of Dain Bosworth and Rauscher Pierce Refsnes, as well as 130 correspondent brokerage firms serviced through Rauscher Pierce Refsnes' RPR Clearing Services unit ("RPR Clearing Services"), based in St. Louis, Missouri, clears and settles all securities trades on a fully disclosed basis through Regional Operations Group, Inc. ("ROG"), a third wholly owned subsidiary and registered broker-dealer based in Minneapolis. ROG, which also provides data processing and information services to IFG and its subsidiaries, had 308 employees at December 31, 1994. IFG Asset Management Services, Inc. ("AMS"), formerly known as Insight Investment Management, Inc., the Company's wholly owned money management subsidiary, manages a series of mutual funds, Great Hall Investment Funds, and also provides fixed income portfolio management services through its Insight Investment Management
("Insight Management") division. AMS, which was formed in January 1995, has also begun to develop services to support the sale by Dain Bosworth and Rauscher Pierce Refsnes investment executives of externally managed mutual funds and cash management products. The Company is a Delaware corporation with its executive offices located at Dain Bosworth Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402-4422. Its telephone number is (612) 371-7750.

(b)  Financial Information About Industry Segments

The Company, through its principal subsidiaries, operates in a single segment, the securities broker-dealer and investment banking business.

The following table lists the Company's revenues by source for the last three years. Because these classes of services use the same distribution personnel and facilities and the same support services, it is impractical to identify the cost, expenses and profitability of each class of service.


          INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                          REVENUES BY SOURCE
                        (Dollars in thousands)

                                Year Ended December 31,
                           1994            1993          1992
                     ------------    ------------    -----------
                      Amount    %     Amount    %     Amount   %
                      ------   ---    ------  ---    ------  ---
Principal
  Transactions:
 Corporate
  securities        $86,825  17.5%  $87,498  17.1%  $74,091  16.9%
 Municipal
  obligations        26,343   5.3    23,324   4.6    21,352   4.9
 Government
  obligations and
   other             25,959   5.2    28,482   5.5    30,696   7.0
                    -------  ----   -------  ----   -------  ----
   Total            139,127  28.0   139,304  27.2   126,139  28.8
                    -------  ----   -------  ----   -------  ----
Commissions:
 Listed securities   68,037  13.7    71,768  14.0    65,048  14.8
 Mutual funds        41,717   8.4    45,913   9.0    36,862   8.4
 Over-the-counter
  securities         16,033   3.2    16,408   3.2    11,706   2.7
 Options              4,434   0.9     3,919   0.8     3,542   0.8
 Commodities and
  other               1,422   0.3     1,280   0.2     1,596   0.4
                    -------  ----   -------  ----   -------  ----
   Total            131,643  26.5   139,288  27.2   118,754  27.1
                    -------  ----   -------  ----   -------  ----
Investment Banking
 and Underwriting:
 Corporate           44,775   9.0    57,911  11.3    40,665   9.3
 Municipal           34,346   6.9    60,770  11.9    55,852  12.8
 Other               17,590   3.6    10,922   2.1     8,427   1.9
                    -------  ----   -------  ----   -------  ----
  Total              96,711  19.5   129,603  25.3   104,944  24.0
                    -------  ----   -------  ----   -------  ----
Interest:
 Customer margin
  accounts           37,307   7.5    23,375   4.6    19,787   4.5
 Trading inventories
  and other          20,477   4.1    15,319   3.0    13,856   3.1
 Deposits and short-
  term investments   17,386   3.5    16,173   3.1    21,834   5.0
                    -------  ----   -------  ----   -------  ----
  Total              75,170  15.1    54,867  10.7    55,477  12.6
                    -------  ----   -------  ----   -------  ----
Asset Management:
 Individual and
  institutional
  accounts           11,349   2.3     6,483   1.3     4,244   1.0
 Money market funds   7,115   1.4     5,915   1.1     4,986   1.1
 Other mutual funds     489   0.1       419   0.1       221   0.1
                    -------  ----   -------  ----   -------  ----
  Total              18,953   3.8    12,817   2.5     9,451   2.2
                    -------  ----   -------  ----   -------  ----
Correspondent
 Clearing            11,590   2.4    11,499   2.3     9,627   2.2
Other                23,095   4.7    24,237   4.8    13,869   3.1
  Total revenues   $496,289 100.0% $511,615 100.0% $438,261 100.0%
                    ======= =====   ======= =====   ======= =====

(c)  Narrative Description of Business

Securities Business

General. The securities broker-dealer and investment banking activities of the Company are conducted through Dain Bosworth and Rauscher Pierce Refsnes. Both Dain Bosworth and Rauscher Pierce Refsnes deal in securities of and are market-makers for entities based throughout the United States. In general, research and investment banking activities are concentrated on entities based in their respective regions. At December 31, 1994, Dain Bosworth had 854 retail sales representatives and 87 institutional sales representatives in 67 offices located in 18 states and Rauscher Pierce Refsnes had 324 retail sales representatives and 49 institutional sales representatives in 28 offices located in seven states. Both firms are member firms of the New York Stock Exchange ("NYSE") and are registered in the NASDAQ system as market makers. At December 31, 1994, Dain Bosworth was registered as a market maker for 412 companies and Rauscher Pierce Refsnes was registered as a market maker for 270 companies.

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

Investment Banking Activities. Dain Bosworth and Rauscher Pierce Refsnes earn investment banking revenues by assisting clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. The syndicate departments coordinate the distribution of managed and co-managed corporate equity underwritings, accept invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocate and merchandise Dain Bosworth's and Rauscher Pierce Refsnes' selling allotments to their branch office systems, to institutional clients and to other broker-dealers. Both companies are also among the leaders in their respective regions in the origination, syndication and distribution of securities of municipalities, state and local agencies, health care organizations and financial institutions. Participation in underwritings can expose the companies to material risk since the possibility exists that securities they have committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. In addition to public offerings and private placements, Dain Bosworth and Rauscher Pierce Refsnes provide other consulting services, including providing valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

Customer Financing. A significant portion of Dain Bosworth's and Rauscher Pierce Refsnes' profitability is derived from net interest income, the major portion of which relates to customer balances. Customer transactions are effected on either a cash or margin basis. Purchases on a cash basis require full payment by the designated settlement date, generally the fifth business day following the transaction date. (Beginning in June 1995, most securities will settle on the third business day following the transaction date.) ROG carries all customer balances of each of Dain Bosworth, Rauscher Pierce Refsnes and the correspondent introducing firms serviced by RPRCS and allocates interest income and expense related to customers, as well as uncollectible amounts due from customers, back to Dain Bosworth and Rauscher Pierce Refsnes and, through Rauscher Pierce Refsnes, to such correspondent introducing firms. Both Dain Bosworth and Rauscher Pierce Refsnes are at risk in the event a customer fails to settle a trade and the value of the securities declines subsequent to the transaction date. When a purchase is made on a margin basis, Dain Bosworth or Rauscher Pierce Refsnes, through ROG, extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board, the NYSE and the internal policies of Dain Bosworth, Rauscher Pierce Refsnes and ROG, which are generally more stringent than applicable regulations. In permitting customers to purchase on margin, Dain Bosworth and Rauscher Pierce Refsnes, through ROG, take the risk that a market decline could reduce the value of the collateral securing the margin loan below the amount of the customer's indebtedness and that the customer might be unable to repay the indebtedness. Interest is charged at a floating rate based on amounts borrowed by customers to finance purchases on margin. The rate charged is dependent on the average net debit balance in the customer's accounts, the activity level in the accounts and the applicable cost of funds.

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

Dain Bosworth, Rauscher Pierce Refsnes and ROG are members of the Securities Investor Protection Corporation ("SIPC"), which insures customer accounts up to specified limits in the event of liquidation. Additionally, all three firms maintain insurance coverage in order to insure customer accounts to specified amounts in excess of SIPC coverage.

Security Repurchase Activities. Dain Bosworth and Rauscher Pierce Refsnes act as principals in the purchase and sale to their customers of securities of the United States Government and its agencies, including repurchase agreements in such securities and certain other money market instruments. Dain Bosworth and Rauscher Pierce Refsnes may match purchases and sales of these securities. Dain Bosworth and Rauscher Pierce Refsnes are at risk to the extent that they do not properly match the contracts or their customers are unable to meet their obligations, especially during periods of rapidly changing interest rates and fluctuations in market conditions. All positions are collateralized. Dain Bosworth and Rauscher Pierce Refsnes generally take physical possession of securities purchased under agreements to resell. Such agreements provide Dain Bosworth and Rauscher Pierce Refsnes with the right to maintain the relationship between the market value of the collateral and the receivable. Typically, these contracts are entered into only with clients of substantial size and credit-worthiness. Dain Bosworth and Rauscher Pierce Refsnes also periodically utilize securities sold under repurchase agreements as a means of financing portions of their trading inventories and facilitating hedging transactions.

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

Research Activities. Both Dain Bosworth and Rauscher Pierce Refsnes have research departments which provide analysis, investment recommendations and market information with an emphasis on companies located in their respective regions. At December 31, 1994, Dain Bosworth had 16 securities analysts and Rauscher Pierce Refsnes had 11. Both companies also purchase certain research products from independent research organizations to supplement their internal research activities.

Regulation. The securities industry is subject to comprehensive regulation by federal and state governments, the various securities and commodities exchanges and other self-regulatory bodies. The regulations cover all aspects of the securities business including sales methods, registration and distribution of securities, trade practices among broker-dealers, transactions with affiliates, conflicts of interest, uses and safekeeping of customers' funds and securities, capital levels of securities firms, record keeping and the conduct of employees. Violations of these rules and regulations can result in censure, fines, suspensions, revocation of the right to do business and private rights of action for damages. Dain Bosworth, Rauscher Pierce Refsnes, ROG and AMS believe they have operated in compliance with applicable rules and regulations in all material respects.

Uniform Net Capital Rule. As broker-dealers and member firms of the NYSE, Dain Bosworth, Rauscher Pierce Refsnes and ROG are subject to the Uniform Net Capital Rule (the "Rule") promulgated by the Securities and Exchange Commission (the "Commission"). The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing net capital. ROG, which carries all of the customer accounts of Dain Bosworth, Rauscher Pierce Refsnes and the correspondent firms serviced through RPR Clearing Services, currently uses what is generally referred to as the alternative method. Minimum net capital is defined under this method to be equal to 2 percent of customer debit balances, as defined. The
NYSE may also require a member organization to reduce its business if net capital is less than 4 percent of such aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5 percent of such aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets such as a company's trading securities. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the Commission and other regulatory bodies and may ultimately require its liquidation. Dain Bosworth and Rauscher Pierce Refsnes, which do not carry customer accounts, must maintain minimum net capital of $1 million each. At all times, Dain Bosworth, Rauscher Pierce Refsnes and ROG have maintained their net capital above the required levels. See Note K to "Consolidated Financial Statements."

Money Management

AMS was formed in January 1995 as a new financial services organization supporting all mutual fund and cash management products sold by Dain Bosworth and Rauscher Pierce Refsnes as well as mutual fund vendor relations. In addition, AMS, a registered investment advisor, will continue to conduct the portfolio management business of Insight Investment Management, now a division of AMS, including the provision of fixed income portfolio management services to Great Hall Investments Funds, Inc., ("Great Hall") and to individual and institutional clients. Great Hall is an open-end management investment company that currently offers shares in five series, each of which is, in essence, a separate mutual fund. Three of the Great Hall series are "money market" funds and the remaining two series invest primarily in longer-term municipal securities. Although Insight Management's expertise has historically been in the tax-exempt fixed-income area, AMS plans to develop and expand the division's taxable fixed income management capabilities and to market such expanded services primarily to institutional investors.

Since 1993 AMS has also introduced and sponsored four series of Great Hall Value Ten Trusts, unit investment trusts offering units in a portfolio of "blue chip" equity securities, and two series of Great Hall Equity Trusts, one focusing on stocks of issuers located within the Rocky Mountain region of the U.S. and the other focusing on common and preferred stocks of utility companies. AMS has no current plans to sponsor additional unit investment trusts.

Clearing and Other Services

In April 1993 ROG began clearing and settling trades on a fully disclosed basis for Dain Bosworth, Rauscher Pierce Refsnes and the correspondent introducing firms previously clearing through them. RPR Clearing Services, a division of Rauscher Pierce Refsnes, is in the business of marketing correspondent clearing services provided by ROG. As of December 31, 1994, ROG provided clearing services to 130 correspondent introducing firms introduced through RPR Clearing Services and one correspondent introducing firm introduced through Dain Bosworth. ROG also provides data processing services to the Company and its subsidiaries. Correspondent firms introduced through RPR Clearing Services or otherwise and cleared through ROG are charged fees based on their use of services.

Real Estate Services

Prior to its dissolution in 1994, Minneapolis-based Dain Corporation provided real estate investment and portfolio management services. Prior to 1989, Dain Corporation sold participation interests in the partnerships to individual and institutional investors primarily through the sales representatives of Dain Bosworth, Rauscher Pierce Refsnes and other financial services firms. However, as a result of federal tax reform, depressed market values and extremely tight credit conditions that dramatically affected the real estate industry, Dain Corporation raised its last capital for new property syndications in 1988. Since that time Dain Corporation focused its resources on managing the portfolio of properties owned by partnerships in which it served as general partner and on selling partnership properties as it deemed appropriate, subject to the approval of the limited partners. During 1994 Dain Corporation sold the remaining properties owned by partnerships in which it served as general partner and is now inactive.

Competition

Dain Bosworth, Rauscher Pierce Refsnes and AMS encounter intense competition in their businesses and compete directly with numerous firms, many of which have substantially greater capital and other resources. Such subsidiaries also encounter competition from banks, insurance companies and financial institutions in many elements of their businesses. Legislative proposals currently under consideration would permit banks to offer additional services which have traditionally been provided only by securities and money management firms. Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders and investment bankers is intense and continuous.

Dain Bosworth and Rauscher Pierce Refsnes compete with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, location and reputation in local markets. Dain Bosworth and Rauscher Pierce Refsnes operate at a price disadvantage to discount brokerage firms that do not offer equivalent services.

RPR Clearing Services competes for the business of correspondent introducing brokers on the basis of service, product selection, reputation and price.

AMS' Insight Management division competes with other fixed income
portfolio  managers   principally  on   the  basis  of  portfolio
performance, price and convenience.

Employees

At December 31, 1994, the Company had approximately 3,340 full-time employees. Of these, 1,916 were employed by Dain Bosworth, 1,058 were employed by Rauscher Pierce Refsnes, 308 were employed by ROG and the rest were employed in other activities. None of the Company's employees is represented by a collective bargaining unit.

ITEM 2.  PROPERTIES:

The headquarters and administrative offices of the Company, Dain Bosworth, AMS and ROG are located in three buildings in downtown Minneapolis, Minnesota, including the Dain Bosworth Plaza. The Company began occupying space in the new Dain Bosworth Plaza under a long-term operating lease in January 1992. The Company's office space in a second building remains under a long-term lease commitment and was renovated in 1992 to facilitate the consolidation of the Company's clearance and settlement functions into ROG (see "Clearing and Other Services"). Additional space in a third building in Minneapolis was obtained in 1994 by ROG under an operating lease to facilitate growth. Rauscher Pierce Refsnes leases office space in Dallas, Texas that is used as its corporate headquarters. During 1994 Rauscher Pierce Refsnes entered into a long-term operating lease for new headquarters space in Dallas, Texas which it will occupy commencing during the 1995 third quarter. Both Dain Bosworth and Rauscher Pierce Refsnes have extensive branch office systems which lease space in various locations throughout their regions. As a result of its acquisition of Clayton Brown in October 1992, Dain Bosworth also has a long-term lease commitment for Clayton Brown's former headquarters in Chicago. The Company believes that its facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Further information about the lease obligations of the Company is provided in Note I to the "Consolidated Financial Statements."

ITEM 3.  LEGAL PROCEEDINGS:

Dain Bosworth and Rauscher Pierce Refsnes are defendants in numerous civil actions and arbitrations incidental to their business involving alleged violations of federal and state securities laws and other laws. Some of these actions, including certain actions against Rauscher Pierce Refsnes described in more detail in previous filings and below, have been brought on behalf of purported classes of plaintiffs claiming substantial damages relating to underwritings of securities.

On September 26, 1994, a Settlement Agreement was entered into by certain settling plaintiffs and settling defendants in connection with the multi-district proceeding, In Re Taxable Bond Securities Litigation (MDL 863), in which Rauscher Pierce Refsnes is named as a defendant. As described in detail in previous filings, this action resulted from Rauscher Pierce Refsnes' participation in the underwriting syndicates for seven taxable municipal bond offerings for an aggregate of $1.55 billion. Rauscher Pierce Refsnes underwrote an aggregate of $57.8 million of such bonds and served as a co-manager of one $200 million bond offering. Rauscher Pierce's portion of the underwriting syndicates' contribution to the settlement fund was approximately $870,000. Such funds are being held in escrow pending satisfaction of certain requirements contained in the Settlement Agreement, including, among others, a requirement that the United States District Court for the Eastern District of Louisiana hold a hearing and determine that the settlement should be approved as fair, reasonable and adequate. In addition, the settlement may be terminated if the aggregate amount of the claims of members of the plaintiff class who elect not to participate in the settlement exceeds certain specified limits. Rauscher Pierce Refsnes believes that it has substantial and meritorious defenses to the claims raised by the plaintiffs. If the settlement is not consummated or is consummated but the plaintiffs in any of the actions in which Rauscher Pierce is a defendant elect to not to participate in the settlement, Rauscher Pierce will vigorously defend itself against such actions.

Rauscher Pierce Refsnes is one of 13 broker-dealer defendants named in a purported class action, Smith, et al. v. Merrill Lynch & Co., Inc., et al. (SA CV-94-1063-LIIM), pending in the United States District Court for the Central District of California. The case arises out of the issuance of debt securities by Orange County, California ("the County") and participants in the Orange County Investment Pool ("the Pool Participants") between July 1992 and December 1994 ("the class period"). The County and the Orange County Investment Pool each commenced Chapter 9 bankruptcy proceedings on December 6, 1994. Several class action complaints against Merrill Lynch and certain other defendants were filed shortly thereafter; the cases were subsequently consolidated and amended to name additional brokerage firm defendants, including Rauscher Pierce Refsnes. Rauscher Pierce Refsnes was first served with the amended consolidated complaint on March 7, 1995. The named plaintiffs allegedly purchased securities in numerous issues over the class period, two of which involved Rauscher Pierce Refsnes: a $299.7 million one-year tax and revenue anticipation note issue by a group of school districts in the name of the County in July 1994, in which Rauscher Pierce Refsnes was the financial advisor, and a $119.2 million long-term special tax bond issue by a community facilities district in July 1992 in which Rauscher Pierce Refsnes served as a co-managing underwriter along with two other brokerage firms. Plaintiffs purport also to represent purchasers of other securities issued by the County or Pool Participants during the class period, including securities issued in additional transactions in which Rauscher Pierce Refsnes was an underwriter or financial advisor. Plaintiffs allege violations of federal and state securities laws. They seek an unspecified amount of compensatory damages, rescission and other relief. Rauscher Pierce Refsnes believes that it has substantial and meritorious defenses available and plans to defend itself vigorously in this action.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following officers have been designated by the Board of Directors of the Company as its current "executive officers" for SEC reporting purposes. All officers are generally elected annually at the Board meeting held in conjunction with the Company's Annual Stockholders meeting and hold such offices until the following year, subject to their earlier death, resignation or removal.

                                    Principal Occupation and
                                      Business Experience
Name                 Age              for the Past Five
                                            Years
- -----                ---          -----------------------
John C. Appel        46       President   and   Chief   Operating
                              Officer, Dain Bosworth Incorporated
                              since February 1994; Executive Vice
                              President   and   Chief   Financial
                              Officer,       Dain        Bosworth
                              Incorporated,   April    1990    to
                              February   1994;   Executive   Vice
                              President, IFG  since  April  1990;
                              Senior Vice  President,  IFG,  from
                              May  1986   to  April  1990;  Chief
                              Financial Officer,  IFG,  from  May
                              1986 to  February 1994.  Member IFG
                              Executive Committee.

Angela M. Chicoine   32       Controller, IFG,  since March 1995.
                              Vice  President   and  Director  of
                              Corporate Audit,  IFG,  since  June
                              1993.      Field   Audit   Manager,
                              Honeywell Inc.,  from January  1992
                              to  June   1993.    Audit  Manager,
                              Coopers & Lybrand from June 1989 to
                              January 1992.

Jerry W. Hayes       49       President   and   Chief   Executive
                              Officer, Regional Operations Group,
                              Inc. since  May 1992.   Senior Vice
                              President    of    Dain    Bosworth
                              Incorporated,  from   May  1992  to
                              November    1992;    Senior    Vice
                              President,     Marquette      Bank,
                              Minneapolis from  December 1989  to
                              April  1992.      Member   of   IFG
                              Executive Committee.

Richard D. McFarland 65       Chairman of  the Board,  IFG  since
                              June 1985; Chief Executive Officer,
                              IFG, from  June  1985  to  December
                              1989; President of IFG from January
                              1982 to  June 1985.   Mr. McFarland
                              has announced  intention to  retire
                              as Chairman  of the Board effective
                              May 1995.

Mary M. Melbo        44       Executive Vice  President  -  Human
                              Resources  of   IFG  since  January
                              1995.   Executive Vice  President -
                              Director of Human Resources of Dain
                              Bosworth Incorporated from February
                              1994 to  January 1995.  Senior Vice
                              President  -   Director  of   Human
                              Resources    of    Dain    Bosworth
                              Incorporated from  January 1991  to
                              February 1994.   Vice  President  -
                              Human  Resources,   Commercial  and
                              Investment  Banking,   First   Bank
                              System, Inc. from September 1987 to
                              November  1990.     Member  of  IFG
                              Executive Committee.

Daniel J. Reuss      39       Acting  Chief   Financial  Officer,
                              IFG, since  February  1994;  Senior
                              Vice President, IFG since May 1991;
                              Vice President,  IFG April  1987 to
                              May 1991;  Treasurer, IFG since May
                              1989;   Corporate  Controller,  IFG
                              February  1985   to   March   1995.
                              Appointed Executive  Vice President
                              and Chief  Financial Officer,  Dain
                              Bosworth effective January 1, 1995,
                              however,   Mr. Reuss  continues  to
                              serve in  his  IFG  role  as  Chief
                              Financial Officer  and Treasurer on
                              an interim basis.

Carla J. Smith       37       Senior Vice  President, IFG,  since
                              May  1994;   General  Counsel   and
                              Secretary, IFG, since January 1991;
                              Partner,  Dorsey  &  Whitney,  from
                              January   1989    to   June   1990;
                              Associate, Dorsey  & Whitney,  from
                              May 1981 to December 1988.

David A. Smith       48       Chief Executive  Officer,  Rauscher
                              Pierce  Refsnes   since  May  1983;
                              President, Rauscher  Pierce Refsnes
                              since January 1985; Chairman of the
                              Board,  Rauscher   Pierce   Refsnes
                              since January  1990; Executive Vice
                              President of  IFG since  May  1991.
                              Member of IFG Executive Committee.

J. Scott Spiker      39       President,  IFG   Asset  Management
                              Services, Inc.  and Chief Executive
                              Officer of  its Insight  Investment
                              Management division  since  January
                              1995.   Senior Vice  President  and
                              Director of  Strategic Planning and
                              Corporate  Development,   IFG  from
                              February  1994  to  December  1994;
                              Senior Vice  President and  Manager
                              Employee Benefit  Services, Norwest
                              Bank Minnesota,  N.A., June 1989 to
                              January   1994;   Vice   President,
                              Strategic       Planning        and
                              Acquisitions, Norwest  Corporation,
                              December 1987 to June 1989.  Member
                              of IFG Executive Committee.

Irving Weiser        47       Chief Executive  Officer, IFG since
                              January 1990;  President, IFG since
                              July 1985; Chief Executive Officer,
                              Dain  Bosworth  Incorporated  since
                              April 1990;  Chairman of the Board,
                              Dain  Bosworth  Incorporated  since
                              April   1990;    President,    Dain
                              Bosworth  Incorporated  from  April
                              1990 to  February 1994.   Member of
                              IFG Executive Committee.

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
         EQUITY AND RELATED STOCKHOLDER MATTERS:

(a)  Market Information.

The Company's  common stock  trades on  the NYSE under the symbol
"IFG."   The high and low sales prices per share of the Company's
common stock by quarter for the last two years were as follows:

                          1994                        1993
                  --------------------       --------------------
Quarter            High          Low          High           Low
                  --------------------       --------------------
First             $32-5/8      $26-1/4       $22          $17-7/8
Second             27-3/4       22-1/4        22-1/2       19-3/8
Third              26-5/8       20            30-1/4       21-1/8
Fourth             24           22            34           26-1/2


(b)  Holders.

At February 28, 1995, there were approximately 5,700 shareholders
of the  Company's common  stock.   The number of shareholders was
determined by adding the number of recordholders to the estimated number of proxies to be sent to street name holders.

(c)  Dividends.

Cash dividends per common share paid by the Company by quarter for the last two years were as follows:

                  Quarter        1994        1993
                  -------        ----        ----
                  First          $.08        $.04
                  Second          .16         .08
                  Third           .16         .08
                  Fourth          .16         .08


The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

ITEM 6. SELECTED FINANCIAL DATA:

                               Year Ended December 31,
(Dollars in
thousands,          ---------------------------------------------------
except per-share
amounts)              1994       1993       1992       1991      1990
                    ---------------------------------------------------
Net revenues: (A)
 Dain Bosworth
 Incorporated      $290,753    $301,808   $255,324   $204,346   $157,805
 Rauscher Pierce
 Refsnes, Inc.      163,905     179,649    150,522    120,817     85,344
 Corporate, other
  and eliminations    2,693       1,503         62     (2,571)    (3,505)
                    -------     -------    -------    -------    -------
Total net
  revenues         $457,351    $482,960   $405,908   $322,592   $239,644
                    =======     =======    =======    =======    =======
Total revenues     $496,289    $511,615   $438,261   $378,274   $312,882
                    =======     =======    =======    =======    =======
Earnings (Loss)
 before income taxes
 and extraordinary
 items:
 Dain Bosworth
  Incorporated      $27,961     $51,717    $38,912    $26,072     $6,912
 Rauscher Pierce
  Refsnes, Inc.      14,551      30,080     21,183     12,839       (782)
 Corporate, other
  and eliminations   (2,717)     (4,444)    (6,404)    (5,893)    (4,524)
                    -------     -------    -------    -------    -------
                    $39,795     $77,353    $53,691    $33,018     $1,606
                    =======     =======    =======    =======    =======
Net earnings:
 Before
 extraordinary
 items              $25,453     $47,649    $34,523    $21,130     $1,325
  Extraordinary
   items, net            __          __         __      6,611     12,349
                    -------     -------    -------    -------    -------
                    $25,453     $47,649    $34,523    $27,741    $13,674
                    =======     =======    =======    =======    =======

Earnings before extraordinary
 items, per common
  and common
 equivalent share:
 Primary              $3.04       $5.67      $4.03      $2.50       $.16
                    =======     =======    =======    =======    =======
 Fully diluted        $3.04       $5.63      $3.91      $2.30       $.16
                    =======     =======    =======    =======    =======
Total assets     $1,952,611  $1,786,022 $1,270,945 $1,464,359 $1,367,791
                  =========   =========  =========  =========  =========
Long-term
 debt               $47,023     $22,166    $16,364    $26,686    $45,166
                    =======     =======    =======    =======    =======
Shareholders'
 equity            $195,420    $177,683   $131,953   $104,110    $76,234
                    =======     =======    =======    =======    =======
Other
 information:
Equity per
 common share        $24.30      $21.86     $16.33     $12.56      $9.18
Cash dividends
 per common
 share (B)             $.56        $.28       $.12        $__        $__
Common shares
 outstanding at
 year-end, in
 thousands            8,041       8,131      8,082      8,171      8,096
Pretax margin -
 before
 extraordinary
 items, based on
  net revenues         8.7%       16.0%      13.2%      10.2%        .7%
Net return on
 average equity -
 before
 extraordinary
 items                13.5%       31.0%      28.9%      23.8%       2.4%
Net return on
 average equity -
 net earnings         13.5%       31.0%      28.9%      31.3%      20.1%
Long-term debt-
 to-equity ratio      24.1%       12.5%      12.4%      25.6%      59.2%
Average number of
 employees            3,133       2,806      2,591      2,391      2,390
Average number
 of investment
 executives           1,205       1,084      1,009        943        927
Operating office
 locations at
 year end                95          81         78         74         69

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

Three Years Ended December 31, 1994
Summary of Operating Results

Net earnings totaled $25.5 million in 1994, a decrease of $22.2 million or 47 percent from the record earnings achieved in 1993. Net revenues (revenues less interest expense) for 1994 were $457.4 million, $25.6 million or 5 percent less than in the previous year. During 1994 the financial markets in which the Company and its competitors operate deteriorated, chiefly as a result of a series of interest rate increases that began late in the first quarter. Six successive interest rate increases by the Federal Reserve Board during the year led to lower and more volatile securities prices, particularly in fixed income securities, reduced levels of municipal and corporate underwritings and general uncertainty on the part of investors. Industry profitability declined in 1994, particularly at firms with significant dependence upon the fixed income business. The Company's broker-dealer subsidiaries have substantial fixed income operations and, consequently, 1994 results were negatively impacted by the volatility in the fixed income markets. During the year the Company made significant investments in long-term growth initiatives within its core businesses, including its fixed income business. Management estimates that Dain Bosworth's October 1994 acquisition of Clayton Brown had a negative impact on the Company's 1994 fourth quarter and full-year net earnings of approximately $800,000 or $.10 per share (see "Liquidity and Capital Resources"). While this investment and others, including growth in the retail sales forces, enhanced net revenues during 1994, such incremental revenues were more than offset by increased expenses. The 1994 growth initiatives increased the Company's future production capability, yet adversely affected 1994 profit margins.

During 1993 net earnings totaled $47.6 million, an increase of $13.1 million or 38 percent over the prior year. Net earnings and net revenues for 1993 represented the highest achieved in the Company's history. The Company, along with the rest of the securities industry, benefited in 1993 from continued strong financial markets, low interest rates, high securities prices and increased levels of municipal and corporate underwritings. As a result of the favorable economic environment and, in management's opinion, actions taken during the two to three years prior to 1993, the Company's core securities brokerage and investment banking businesses within Dain Bosworth and Rauscher Pierce Refsnes all posted record results for 1993.

Comparative Net Revenues and Expenses Summary. The following is a summary of the year-to-year increases (decreases) in categories of net revenues and operating expenses:

                              1994 vs. 1993       1993 vs. 1992
                            ----------------     ----------------
(Dollars in thousands)       Amount      %        Amount        %
                            ----------------     ----------------
Net Revenues:
 Principal transactions     $(177)     __%        $13,165     10%
 Commissions               (7,645)     (5)         20,534     17
 Investment banking and
   underwriting           (32,892)    (25)         24,659     23
 Net interest              10,020      38           3,088     13
 Asset management           6,136      48           3,366     36
 Correspondent clearing        91       1           1,872     19
 Other                     (1,142)     (5)         10,368     75
                           ------     ---          ------    ---
                          (25,609)     (5)         77,052     19
                           ------     ---          ------    ---
Expenses excluding
 interest:
 Compensation and
  benefits                  1,089      __          39,747     16
 Communications             6,298      20           4,685     18
 Occupancy and equipment
  rental                    4,020      16           1,748      8
 Travel and promotional     3,792      24           3,315     26
 Floor brokerage and
  clearing fees             1,011      12           1,125     15
 Other                     (4,261)    (13)          2,770      9
                           ------     ---          ------    ---
                           11,949       3          53,390     15
                           ------     ---          ------    ---
Earnings before income
 taxes                   $(37,558)    (49)%       $23,662     44%
                           ======     ===          ======    ===

Principal Transactions

Principal transactions revenue declined less than 1 percent from 1993 to 1994. While over-the-counter equity and tax-exempt fixed income trading revenues increased 6 percent over the prior year, revenues from the trading of taxable fixed income products declined 15 percent. With the presence of rising interest rates, the 1994 trading environment for fixed income products, in particular, was much more volatile and difficult than in 1993 resulting in reduced trading profits in 1994. However, individual investor demand for and revenues from certain fixed income products, particularly tax-exempt securities increased due to comparatively larger Dain Bosworth and Rauscher Pierce Refsnes sales forces, as well as comparatively higher yields offered by such fixed income investments than in the prior year.

The 10-percent increase in revenues from principal transactions in 1993 over 1992 was due primarily to higher transaction volumes, declining interest rates and improved trading results in over-the-counter equity and fixed income securities (both taxable and tax-exempt).

Commissions

The $7.6 million or 5-percent decrease in commission revenues from 1993 to 1994 was due principally to lower sales of mutual fund and listed securities to individual and institutional investors and lower securities prices. The decline was partially offset by the effects of 11-percent increases in both the average number of investment executives and the New York Stock Exchange average daily trading volume.

Commission revenues increased 17 percent in 1993 over 1992, due chiefly to higher sales of mutual funds and listed securities. Contributing to the increase was a 7-percent rise in the average number of investment executives, as well as a 30-percent increase in the New York Stock Exchange's average daily trading volume and higher securities prices.

Investment Banking and Underwriting

Investment banking and underwriting revenues declined $32.9 million or 25 percent in 1994 from the prior year as rising interest rates significantly increased the costs of raising capital for Dain Bosworth's and Rauscher Pierce Refsnes' underwriting clients, thereby reducing the demand for such municipal and corporate underwritings. Revenues and pretax profits derived from municipal refundings fell from approximately $41 million and $13 million, respectively, in 1993 to $17 million and $2 million, respectively, in 1994, as anticipated by the Company. The effects of the decline in municipal refunding transactions, however, were partially offset by increases at both Dain Bosworth and Rauscher Pierce Refsnes in fee-based investment banking revenues, most significantly mergers and acquisitions, restructuring and private placement services performed for corporate clients.

Investment banking and underwriting revenues increased 23 percent from 1992 to 1993 as Dain Bosworth and Rauscher Pierce Refsnes clients issued greater quantities of corporate and municipal securities in order to take advantage of the then-favorable market conditions for raising capital. During 1993 investment banking revenues benefited from an increased number of initial public offerings underwritten for corporate clients, as well as the aforementioned volumes of municipal refundings.

Net Interest Income

The major sources of interest revenues and expenses for the past three years are:

                                      Year ended December 31,
                                    --------------------------
(In thousands)                      1994       1993       1992
                                    --------------------------
Revenues:
 Customer margin accounts         $37,307    $23,375    $19,787
 Trading inventories and other     20,477     15,319     13,856
 Deposits and short-term
  investments                      17,386     16,173     21,834
                                   ------     ------     ------
                                   75,170     54,867     55,477
                                   ------     ------     ------
Expenses:
 Customer funds on deposit         22,125     16,249     21,571
 Short-term bank loans and other   14,946     10,850      8,955
 Subordinated and other
  long-term debt                    1,867      1,556      1,827
                                   ------     ------     ------
                                   38,938     28,655     32,353
                                   ------     ------     ------
Net interest income               $36,232    $26,212    $23,124
                                   ======     ======     ======

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

Net interest income accounted for 8 percent of the Company's net revenues in 1994 versus 5 percent in 1993 and 6 percent in 1992. The majority of the 1994 increase was due to a 35-percent rise in margin loan balances, which resulted largely from the 11-percent increase in the average number of investment executives. Also, a portion of the increase was the result of increasing spreads on all customer balances, as well as increases in stock borrow and stock loan activities. See "Liquidity and Capital Resources."

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

Average balances and interest rates for 1992 through 1994 are:

                                       Year ended December 31,
                                    ---------------------------
(Dollars in thousands)               1994        1993      1992
                                    ---------------------------
Interest revenues:
Margin loans to customers
 Average balance                   $526,088   $388,398   $299,438
 Average interest rate                 7.1%       6.0%       6.6%
                                    -------    -------    -------
                                    $37,307    $23,375    $19,787
                                    =======    =======    =======
Deposits and short-term investments
 Average balance                   $409,648   $534,723   $597,669
 Average interest rate                 4.2%       3.0%       3.7%
                                    -------    -------    -------
                                    $17,386    $16,173    $21,834
                                    =======    =======    =======
Interest expense:
Interest-bearing customer funds
 on deposit
 Average balance                   $679,305   $685,194   $701,765
 Average interest rate                 3.3%       2.4%       3.1%
                                    -------    -------    -------
                                    $22,125    $16,249    $21,571
                                    =======    =======    =======

Asset Management

Asset management revenues increased 48 percent in 1994 from 1993 and 36 percent from 1992 to 1993 as a result of 34-percent and 12-percent increases, respectively, in assets under management at AMS, as well as increased revenues from larger volumes of assets in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes.

Correspondent Clearing

Correspondent clearing revenues increased less than 1 percent from 1993 to 1994 as the positive effect of increased trade volumes handled by RPR Clearing Services, the Rauscher Pierce Refsnes unit that markets correspondent clearing services and coordinates clearing for 130 correspondent brokerage firms, was offset by the 1994 loss of a significant RPR Clearing Services correspondent. Such revenues increased $1.9 million or 19 percent from 1992 to 1993 primarily as a result of increased trade volumes and a 13-percent increase in the number of correspondents handled by RPR Clearing Services.

Other Revenues

The 1994 decline and 1993 increase in other revenues was primarily the result of a one-time gain in 1993 of approximately $5.2 million from the sale of the Minneapolis Energy Center, a district heating and cooling company owned by a partnership in which Dain Bosworth was the general partner. Net of expenses, this transaction increased the Company's 1993 pretax earnings by $4.0 million, net earnings by $2.4 million and earnings per share by $.29. Partially offsetting the absence of this gain in 1994 were increased revenues from sales of insurance products and fees earned from Individual Retirement Accounts and other types of accounts.

Compensation and Benefits

Compensation and benefits expense is generally affected by the level of operating revenues, earnings and the number of employees. While the largely variable components of compensation and benefits expense (commissions and incentive compensation) were lower in 1994 than 1993 due to reduced operating revenues and earnings, the fixed component increased from the prior year due to a 12-percent increase in the average number of employees, as well as increased expense from the amortization of forgivable loans issued in the recruitment of revenue-producing employees. The compensation and benefits expense increase from 1992 to 1993 of 16 percent was comprised primarily of commissions, incentive compensation and related benefits that rose in conjunction with operating revenues and earnings, as well as an 8-percent increase in the average number of employees.

Other Expenses

During 1994 expenses other than compensation and benefits increased $10.9 million or 10 percent largely as the result of volume and headcount-driven increases in communications, market data and clearing services; increased occupancy costs related to the addition of 14 operating office locations and expansion of several others during 1994, including the expansion of space in the Company's Minneapolis headquarters; increased costs associated with recruiting and the generation of new business; and the acquisition of Clayton Brown (see "Liquidity and Capital Resources").

During 1993 expenses other than compensation and benefits and interest increased $13.6 million or 14 percent from 1992 principally as a result of volume-driven increases in the use of communications, market data and clearing services; increased travel costs associated with the generation of new business; increased reserves; and increased occupancy expenses related to higher real estate and operating costs at the Company's Minneapolis headquarters, the net addition of nine operating office locations and the expansion of several others.

In light of the difficult market conditions in which the Company is currently operating, management has taken steps to selectively pare expenses and reduce spending in areas not related to revenue production. Nonetheless, management anticipates operating expenses to be somewhat higher in 1995 than in 1994 due to the full-year effect of significant growth investments made during 1994. Management also anticipates delaying, where possible, most future growth initiatives until the market environment in which the Company operates improves.

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

The Company has various sources of capital for operations and growth. In addition to capital provided by earnings, Regional Operations Group maintains uncommitted lines of credit from a number of banks to finance transactions (principally trading and underwriting positions of Dain Bosworth and Rauscher Pierce Refsnes) when internally generated capital is not sufficient. The majority of these uncommitted lines of credit are collateralized by trading securities and customers' margin securities. On February 28, 1995, approximately $220 million of a total of $425 million in uncommitted lines of credit were unused. Also, the Company has a $15 million, committed, unsecured revolving credit facility that is used for advances to its subsidiaries, irrevocable letters of credit and general corporate purposes. On February 28, 1995, $15 million of this revolving credit facility was unused.

Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission measuring capitalization and liquidity and restricting amounts of capital that may be transferred to affiliates. Regional Operations Group clears and settles trades for Dain Bosworth and Rauscher Pierce Refsnes (including the accounts of RPR Clearing Services). Regional Operations Group carries all customer accounts, extends margin credit to customers, pays interest on credit balances of customers and invests any excess customer balances. As a result, Regional Operations Group is subject to similar Securities and Exchange Commission regulations. During 1994 Dain Bosworth, Rauscher Pierce Refsnes and Regional Operations Group all operated above the minimum net capital standards. At December 31, 1994, regulatory net capital was $48.4 million at Regional Operations Group, which was 6.5 percent of aggregate debit balances and $11.2 million in excess of the 5-percent requirement. Dain Bosworth's and Rauscher Pierce Refsnes' net capital requirement is $1 million for each company as neither firm carries customer balances. At December 31, 1994, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $26.9 million and $20.1 million, respectively, in excess of the $1 million requirement.

The Company paid a special cash dividend of $.16 per share on the Company's common stock during the first quarter of 1992 and regular quarterly cash dividends of $.04 per share thereafter through the first quarter of 1993. In the second quarter of 1993, the regular quarterly dividend was increased to $.08 per share and was subsequently increased to $.16 per share in the second quarter of 1994. The determination of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

In April 1994 the Company's Board of Directors authorized a plan to repurchase up to 400,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through February 28, 1995, the Company had repurchased 162,500 shares in accordance with this program at a cost of $3.6 million.

Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities which are carried in inventory primarily for distribution to Dain Bosworth's and Rauscher Pierce Refsnes' retail and institutional clients in order to meet those clients' needs. Periodically Dain Bosworth and Rauscher Pierce Refsnes buy, sell or position in trading inventories mortgage-derivative securities or structured notes. Holdings of high-yield securities are not material. Each of the Company's securities subsidiaries maintains comprehensive risk management policies encompassing position limits, agings, duration and credit. These policies are intended to limit the size of and risk in the Company's trading inventories.

In September 1994 Dain Bosworth and Rauscher Pierce Refsnes, respectively, entered into $10 million and $7 million four-year subordinated bank loans. The loans require monthly, interest-only payments throughout the four-year term, with equal quarterly principal payments during years two through four. Proceeds of the loans qualify as regulatory capital and will be used to support current and future growth in the number of operating office locations and forgivable loans issued as part of the recruitment of investment executives and other revenue-producing employees.

In order to finance its October 1994 acquisition of Clayton Brown for an aggregate cash purchase price of approximately $24 million, Dain Bosworth entered into an additional $10 million four-year subordinated bank loan. Proceeds of the loan qualify as regulatory capital. The loan requires monthly, interest-only payments throughout the four-year term, with equal quarterly principal payments during years two through four.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statements
           As of December 31, 1994 and 1993, and for each of
       the years in the three-year period ended December 31, 1994 and Supplementary Data


                                                            Page
                                                            ----
Independent Auditors' Report                                 19

Consolidated Financial Statements:

 Consolidated statements of operations                       20

 Consolidated balance sheets                                 21

 Consolidated statements of shareholders' equity             22

 Consolidated statements of cash flows                       23

 Notes to consolidated financial statements                  24

Quarterly Financial Information                              33

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Inter-Regional Financial Group, Inc.:

We have audited the accompanying consolidated balance sheets of Inter-Regional Financial Group, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1994. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the table of contents on page 38 hereof. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter-Regional Financial Group, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                            KPMG Peat Marwick LLP


Minneapolis, Minnesota
February 1, 1995, except as to
  Note I which is as of March 7, 1995


     INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands, except per-share amounts)

                                     Year ended December 31,
                                  -----------------------------
                                   1994        1993       1992
                                  -----------------------------
Revenues:
  Principal transactions         $139,127    $139,304   $126,139
  Commissions                     131,643     139,288    118,754
  Investment banking and
   underwriting                    96,711     129,603    104,944
  Interest                         75,170      54,867     55,477
  Asset management                 18,953      12,917      9,451
  Correspondent clearing           11,590      11,499      9,627
  Other                            23,095      24,237     13,869
                                  -------     -------    -------
Total revenues                    496,289     511,615    438,261
                                  -------     -------    -------
Interest expense                  (38,938)    (28,655)   (32,353)
                                  -------     -------    -------
Net revenues                      457,351     482,960    405,908
                                  -------     -------    -------

Expenses excluding interest:
  Compensation and benefits       293,676     292,587    252,840
  Communications                   37,023      30,725     26,040
  Occupancy and equipment rental   28,695      24,675     22,927
  Travel and promotional           19,681      15,889     12,574
  Floor brokerage and clearing
   fees                             9,623       8,612      7,487
  Other                            28,858      33,119     30,349
                                  -------     -------    -------
Total expenses excluding
  interest                        417,556     405,607    352,217
                                  -------     -------    -------
Earnings:
  Earnings before income
     taxes                         39,795      77,353     53,691
  Income tax expense              (14,342)    (29,704)   (19,168)
                                  -------     -------    -------
Net earnings                      $25,453     $47,649    $34,523
                                  =======     =======    =======
Earnings per common and
  common equivalent share:
  Primary                           $3.04       $5.67      $4.03
                                  =======     =======    =======
  Fully diluted                     $3.04       $5.63      $3.91
                                  =======     =======    =======

See accompanying notes to consolidated financial statements.



      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                       (Dollars in thousands)
                                            December 31,
                                       ---------------------
                                        1994           1993
                                       ---------------------
Assets:
  Cash and cash equivalents            $22,764       $14,047
  Cash and short-term investments
   segregated for regulatory
   purposes                            338,000       581,005
  Receivable from customers            710,647       531,636
  Receivable from brokers and
   dealers                             207,512       178,448
  Securities purchased under
   agreements to resell                198,561       111,887
  Trading securities owned             319,222       271,378
  Equipment, leasehold improvements
   and buildings, at cost, less
   accumulated depreciation of
   $19,707 and $14,086,
   respectively                         30,082        24,720
  Other receivables                     78,787        40,744
  Deferred income taxes                 29,001        18,995
  Other assets                          18,035        13,162
                                     ---------     ---------
                                    $1,952,611    $1,786,022
                                     =========     =========

Liabilities and Shareholders'
 Equity:
Liabilities:  Short-term
 borrowings                           $150,193      $123,973
  Drafts payable                        35,021        32,041
  Payable to customers                 868,541       866,144
  Payable to brokers and dealers       212,954       250,594
  Securities sold under
   repurchase agreements               173,972        83,978
  Trading securities sold, but not
     yet purchased                     116,883        72,218
  Accrued compensation                  68,755        83,458
  Other accrued expenses and
    accounts payable                    77,344        63,776
  Accrued income taxes                   6,505         9,991
  Subordinated and other debt           47,023        22,166
                                     ---------     ---------
                                     1,757,191     1,608,339
                                     ---------     ---------
Shareholders' equity:
  Common stock (issued and
    outstanding, 8,041,158 and
    8,130,602 shares,
    respectively)                        1,005         1,016
  Additional paid-in capital            73,924        73,475
  Retained earnings                    120,491       103,192
                                     ---------     ---------
                                       195,420       177,683
                                     ---------     ---------
                                    $1,952,611    $1,786,022
                                     =========     =========

See accompanying notes to consolidated financial statements.



        INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (In thousands, except per-share amounts)

                                                                       Total
                    Convertible                  Additional            Share-
                 Preferred Stock   Common Stock    Paid-In   Retained  holders'
                 ---------------   ------------
                  Shares Amount   Shares Amount    Capital   Earnings   Equity
                 -------------------------------------------------------------
Balances at
 December 31, 1991   97  $1,512  8,171   $1,021   $70,835   $30,742   $104,110
                     --   -----  -----    -----    ------    ------    -------
Net earnings         __      __     __       __        __    34,523     34,523
Common stock
 issued upon
 conversion of
 preferred stock    (92) (1,452)   125       16     1,436        __         __
Common stock
 issued upon
 exercise of
 incentive stock
 options             __      __     91       11       857        __        868
Cash dividends on
 preferred stock     __      __     __       __        __       (52)       (52)
Cash dividends on
 common stock
 ($.28 per share)    __      __     __       __        __    (2,313)    (2,313)
Redemption of
 preferred stock     (5)    (60)    __       __        __       (18)       (78)
Purchase and
 retirement of
 common stock
 from Commercial
 Credit Company      __      __   (305)     (38)       __    (5,067)    (5,105)
                    ---     ---  -----    -----    ------   -------    -------

Balances at
 December 31, 1992   __      __  8,082    1,010    73,128    57,815    131,953
                    ---     ---  -----    -----    ------   -------    -------

Net earnings         __      __     __       __        __    47,649     47,649
Common stock
 issued upon
 exercise of
 incentive stock
 options             __      __     49        6       347        __        353
Cash dividends
 on common stock
 ($.28 per share)    __      __     __       __        __    (2,272)    (2,272)
                    ---     ---  -----    -----    ------   -------    -------

Balances at
 December 31, 1993   __      __  8,131    1,016    73,475   103,192    177,683
                    ---     ---  -----    -----    ------   -------    -------

Net earnings         __      __     __       __        __    25,453     25,453
Repurchase of
 common stock        __      __   (163)     (20)       __    (3,618)    (3,638)
Common stock
 issued upon
 exercise of
 incentive stock
 options             __      __     73        9       449        __        458
Cash dividends on
 common stock
 ($.56 per share)    __      __     __       __        __    (4,536)    (4,536)
                    ---     ---  -----    -----    ------    ------    -------

Balances at
 December 31, 1994   __     $__  8,041   $1,005   $73,924  $120,491   $195,420
                    ===     ===  =====    =====    ======   =======    =======

See accompanying notes to consolidated financial statements.

           INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                                      Year ended December 31,
                                   -----------------------------
                                    1994        1993       1992
                                   -----------------------------
Cash flows from operating
 activities:
 Net earnings                     $25,453     $47,649    $34,523
 Adjustments to reconcile net
  earnings to cash provided
  (used) by operating activities,
  net of effect of acquisition:
   Depreciation and amortization    8,415       5,812      4,419
   Deferred income taxes           (5,302)     (6,759)    (5,028)
   Other non-cash items            11,388      11,274      8,371
   Cash and short-term
    investments segregated for
    regulatory purposes           244,005     (79,300)   101,293
   Securities purchased under
    agreements to resell          (25,737)    (71,304)    16,101
   Net trading securities owned
    and trading securities sold,
    but not yet purchased          16,021     (92,182)    54,827
   Other receivables              (38,032)    (12,027)      (919)
   Drafts payable and
    short-term borrowings
    of securities companies       (13,147)    108,731    (23,669)
   Net payable to customers      (174,425)    (59,456)   (45,277)
   Net payable to brokers and
    dealers                       (99,114)     56,322    (65,725)
   Securities sold under
    repurchase agreements          89,994      56,863    (53,755)
   Accrued compensation           (14,884)     18,678     16,812
   Other                          (12,582)      8,264      4,415
                                  -------     -------    -------
Cash provided (used) by
 operating activities              12,053      (7,435)    46,388
                                  -------     -------    -------
Cash flows from financing
 activities:
 Proceeds from:  Subordinated
  and other debt                   27,237       7,427      7,000
  Revolving credit agreement,
   net                             15,000          __         __
  Issuance of common stock            458         353        868
 Payments for:
  Dividends on common stock        (4,536)     (2,272)    (2,313)
  Purchase of common stock         (3,638)         __     (5,105)
  Subordinated and other debt      (2,380)     (1,625)   (20,274)
  Revolving credit agreement,
   net                                 __      (5,450)    (9,550)
  Redemption of and dividends
   on preferred stock                  __          __       (130)
                                  -------     -------    -------
Cash provided (used)
 by financing activities           32,141      (1,567)   (29,504)
                                  -------     -------    -------

Cash flows from investing
 activities:
 Proceeds from investment
  dividends and sales                 934       1,613      1,324
 Payments for:
  Acquisition, net of cash
   acquired                       (23,367)         __         __
  Equipment, leasehold
   improvements and other         (13,044)    (13,025)    (5,687)
                                  -------     -------    -------
Cash (used) by investing
 activities                       (35,477)    (11,412)    (4,363)
                                  -------     -------    -------
Increase (Decrease) in cash
 and cash equivalents               8,717     (20,414)    12,521
 Cash and cash equivalents:
  At beginning of year             14,047      34,461     21,940
                                  -------     -------    -------
At end of year                    $22,764     $14,047    $34,461
                                  =======     =======    =======


Cash income tax payments totaled $19,916,000 in 1994, $33,053,000 in 1993 and $21,001,000 in 1992. Cash interest payments totaled
$37,959,000, $28,494,000  and $32,766,000 in 1994, 1993 and 1992,
respectively.

During 1992 the Company entered into non-cash financing activity of $1,452,000 associated with the conversion of preferred stock to common stock. Non-cash financing activity of $2,952,000 occurred during 1992 as a result of the Company entering into capital lease obligations for new furniture, fixtures and equipment.

See accompanying notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 1994, 1993 and 1992

Inter-Regional Financial Group, Inc. and Subsidiaries

A.  Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include the Company and its subsidiaries, all of which are wholly owned. All material inter-company balances and transactions have been eliminated in consolidation. Certain prior-year amounts in the financial statements have been reclassified to conform to the 1994 presentation.

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

Trading securities owned and trading securities sold, but not yet purchased, are stated at market value. Unrealized gains and losses on such securities are recognized currently in revenues. Market value is determined by using public market quotations, quote prices from dealers or recent market transactions, depending upon the underlying security.

Repurchase Transactions: Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under repurchase agreements are accounted for as financing transactions and are recorded at the contract amount at which the securities will subsequently be resold or reacquired, plus accrued interest.

Other Receivables: Included in other receivables are forgiveable loans made to investment executives and other revenue-producing employees, typically in connection with their recruitment. Such forgiveable loans are amortized over the life of the loan, which is generally three to five years, using the straight-line method.

Depreciation and Amortization: Equipment is depreciated using the straight-line method over estimated useful lives of two to eight years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Buildings are depreciated using the straight-line method over an estimated useful life of 25 years.

Income Taxes: Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets and the resultant provision for income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Financial statements for 1992 have not been restated and the cumulative effect of the accounting change was not material. (See note M.)

In 1992 the provision for income taxes was based on income and expenses included in the accompanying consolidated statements of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations were classified as deferred taxes arising from timing differences.

Fair Values of Financial Instruments: Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at December 31, 1994.

Earnings Per Share: Primary earnings per share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock options and, in 1992, the assumed conversion of the Series 10% and 12% convertible preferred stock.

Fully diluted earnings per share for 1992 reflect the additional dilutive effect of the assumed conversion of convertible subordinated debentures. The weighted average number of shares used in the primary and fully diluted computations, respectively, are: 1994 - 8,361,084 and 8,361,084; 1993 - 8,404,501 and
8,466,797; and 1992 - 8,573,507 and 8,960,560.

B.  Acquisition

On October 7, 1994, the Company acquired all of the issued and outstanding common stock of Clayton Brown Holding Company (Clayton Brown), the holding company for Clayton Brown & Associates, a registered broker-dealer in Chicago, Illinois, specializing in fixed income securities, for a cost of $24.2 million, which approximated the net book value of Clayton Brown. The transaction was accounted for under the purchase method of accounting and, accordingly, the revenues and operating results of Clayton Brown have been included in the consolidated statement of operations for the period from October 7, 1994, through December 31, 1994.

C.  Receivable from and Payable to Customers

The amounts receivable from and payable to customers result from cash and margin transactions. Securities owned by customers and held as collateral for receivables and securities sold short by customers are not reflected in the consolidated financial statements. Included in payable to customers are customer funds on deposit for reinvestment totaling $674 million and $709 million as of December 31, 1994 and 1993, respectively. The Company pays interest on such funds at varying rates, the weighted average of which was 4.9 percent at December 31, 1994.

D.  Receivable from and Payable to Brokers and Dealers

                                                December 31,
                                            -------------------
(In thousands)                                1994        1993
                                            -------------------
Receivable from brokers and dealers:
  Deposits for securities borrowed          $164,111   $138,906
  Securities failed to deliver                42,922     35,094
  Clearing organizations, correspondent
   brokers and other                             479      4,448
                                             -------    -------
                                            $207,512   $178,448
                                             =======    =======
Payable to brokers and dealers:
  Deposits for securities loaned            $181,017   $193,312
  Securities failed to receive                28,507     50,054
  Clearing organizations, correspondent
   brokers and other                           3,430      7,228
                                             -------    -------
                                            $212,954   $250,594
                                             =======    =======


Securities failed to deliver and receive represent the contract value of securities which have not been delivered or received subsequent to settlement date. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received in connection with the transaction. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives cash or other collateral. The initial collateral advanced or received has a market value equal to or greater than the market value of the securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

E.  Trading Securities

The market values of trading security positions are summarized as follows:

                                                 December 31,
                                            -------------------
(In thousands)                                1994        1993
                                            -------------------
Owned:
  Municipal securities                      $136,304    $85,131
  Government securities                      129,302    118,787
  Corporate fixed income and other
   securities                                 42,809     46,989
  Equity securities                           10,807     20,471
                                             -------    -------
                                            $319,222   $271,378
                                             =======    =======
Sold, but not yet purchased:
  Government and municipal securities       $110,957    $67,007
  Corporate and other securities               5,926      5,211
                                             -------    -------
                                            $116,883    $72,218
                                             =======    =======

F.  Short-Term Borrowings

                                                December 31,
                                            -------------------
(In thousands)                                1994        1993
                                            -------------------
Loans to the securities subsidiaries        $135,193   $123,973
Revolving credit loan                         15,000         __
                                             -------    -------
                                            $150,193   $123,973
                                             =======    =======

The loans to the securities subsidiaries consist of bank borrowings on uncommitted lines of credit, the majority of which are collateralized by trading securities owned and customers' margin securities, and have a floating rate of interest approximately .50 percent above the Federal Funds rate. The market value of trading securities pledged as collateral at December 31, 1994 was $140 million. At December 31, 1994, approximately $290 million of additional credit was available under uncommitted credit lines.

Revolving credit loan borrowings and irrevocable letters of credit are available under a commitment totaling $15 million (100 percent of which was used as of December 31, 1994) which expires June 30, 1995. Loans under this facility are unsecured and bear interest at a floating rate of Federal Funds plus 1.125 percent. The Company must maintain certain levels of net worth under the agreement.

G.  Subordinated and Other Debt

                                                December 31,
                                            -------------------
(In thousands)                                1994        1993
                                            -------------------
Subordinated debt of securities
 subsidiaries                                $35,000     $8,000

Other debt:
  Capital lease obligations (Note I)           7,087      8,006
  Other                                        4,936      6,160
                                              ------     ------
                                              12,023     14,166
                                              ------     ------
                                             $47,023    $22,166
                                              ======     ======

During 1994 Dain Bosworth and Rauscher Pierce Refsnes entered into a series of four-year subordinated bank loans totaling $27 million. Proceeds of the loans qualify as regulatory capital. The loans require monthly, interest-only payments throughout the four-year terms, with equal quarterly principal payments during years two through four. The outstanding subordinated debt bears a floating rate of interest of approximately 2.5 percent to 2.75 percent above the London Interbank Offered Rates. At December 31, 1994, the weighted average interest rate on all of the Company's subordinated debt was 8.8 percent.

Other debt is used primarily to finance equipment and building improvements, is payable in monthly or quarterly installments and bears interest at floating rates which approximated 6.9 percent at December 31, 1994. The Company must maintain certain levels of net worth under one of the debt agreements.

Annual principal payments on subordinated bank loans and other debt (excluding obligations under capital leases) during the next five years are as follows: 1995-$4,255,000; 1996-$13,333,000;
1997-$12,977,000; 1998-$9,107,000; 1999-$54,000.

H.  Shareholders' Equity

Common Stock: The common stock has a par value of $.125 per share; 20,000,000 shares are authorized. During 1994 the Company's Board of Directors authorized a plan to repurchase up to 400,000 shares of the Company's common stock. Purchases of the common stock are made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. During 1994 the Company repurchased 162,500 shares in accordance with this program at a cost of $3.6 million.

At December 31, 1994, 1,683,000 shares of the Company's common stock were reserved for the 1986 Stock Option Plan, 106,000 shares were reserved for issuance to the IFG Stock Bonus Plan and 100,000 shares were reserved for issuance to the IFG Restricted Stock Plan for Non-Employee Directors.

Dividends: The Company paid a special cash dividend of $.16 per share during the first quarter of 1992 and regular quarterly cash dividends of $.04 per share each quarter thereafter through the first quarter of 1993. In the second quarter of 1993 the regular quarterly dividend was increased to $.08 per share and was subsequently increased to $.16 per share in the second quarter of 1994. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

Stock Options: The Company maintains a stock option plan, under which key employees and outside directors may be granted options to purchase common stock at not less than 100 percent of the fair market value of the shares at the date of grant for incentive stock options or 50 percent for non-qualified options. Options generally become exercisable at rates of 20, 50 and 100 percent as of two, three and four years, respectively, after the date of grant and expire ten years from date of grant. Options granted to outside directors become exercisable six months after grant date and expire five years after grant date. At December 31, 1994, 814,000 shares of common stock were available for grant.

The following table summarizes the activity related to the Company's stock option plan for each of the last three years:

                                     Year ended December 31,
                              -----------------------------------
                               1994           1993          1992
                              -----------------------------------
Options outstanding
 at beginning
  of year                     693,500       493,900      476,968
Granted                       268,000       271,900      132,500
Exercised                     (77,950)      (50,600)     (88,268)
Expired                            __            __       (2,000)
Canceled                      (14,550)      (21,700)     (25,300)
                              -------       -------      -------
Options outstanding at
 end of year                  869,000       693,500      493,900
                              =======       =======      =======
Options exercisable at
 end of year                  200,940       130,200       94,460
                              =======       =======      =======
Price range of
 outstanding  options     $6.50-$31.25  $6.50-$20.25  $6.50-$17.625
Price range of options
 exercised                $6.875-$17.625 $6.875-$8.50  $7.00-$13.25


All outstanding options were granted at 100 percent of the fair market value of the shares at the date of grant. The Company's closing stock price on December 31, 1994, was $22.50.

I.  Commitments and Contingent Liabilities

Leases: The Company and its subsidiaries lease office space, furniture and communications and data processing equipment under several noncancelable leases. Most office space leases are subject to escalation and provide for the payment of real estate taxes, insurance and other expenses of occupancy, in addition to rent.

Aggregate minimum rental commitments as of December 31, 1994, are as follows:

                                         Capital        Operating
(In thousands)                           leases          leases
                                        -------------------------
1995                                      $1,802         $19,212
1996                                       1,325          16,548
1997                                       1,176          14,924
1998                                       1,056          12,878
1999                                         940          10,049
Thereafter                                 7,836          65,185
                                         -------         -------
Total minimum lease payments             $14,135        $138,796
                                                         =======
Less amount representing interest         (7,048)
                                         -------
Present value of minimum lease payments   $7,087
                                         =======

Rental expense for operating leases was $22,414,000, $19,085,000 and $18,741,000, for the years ended December 31, 1994, 1993 and 1992, respectively. Included in net equipment, leasehold improvements and buildings at December 31, 1994 and 1993, is $5,037,000 and $5,952,000, respectively, for leases which have been capitalized.

Litigation: The Company's securities subsidiaries are defendants in numerous civil actions and arbitrations incidental to their business involving alleged violations of federal and state securities laws, and other laws. Some of these actions have been brought on behalf of purported classes of plaintiffs claiming substantial damages relating to underwritings of securities.

Rauscher Pierce Refsnes is one of 13 broker-dealer defendants named in a purported class action arising out of the issuance of debt securities by Orange County, California ("the County") and participants in the Orange County Investment Pool ("the Pool Participants") between July 1992 and December 1994 ("the class period"). The County and the Orange County Investment Pool each commenced Chapter 9 bankruptcy proceedings on December 6, 1994. The named plaintiffs allegedly purchased securities in numerous issues over the class period, two of which involved Rauscher Pierce Refsnes: a $299.7 million one-year tax and revenue anticipation note issue by a group of school districts in the name of the County in July 1994, in which Rauscher Pierce Refsnes was the financial advisor, and a $119.2 million long-term special tax bond issue in July 1992 co-managed by Rauscher Pierce Refsnes. Plaintiffs purport also to represent purchasers of other securities issued by the County or Pool Participants during the class period, including securities issued in additional transactions in which Rauscher Pierce Refsnes was an underwriter or financial advisor. Plaintiffs allege violations of federal and state securities laws. They seek an unspecified amount of compensatory damages, rescission and other relief. Rauscher Pierce Refsnes believes that it has substantial and meritorious defenses available and plans to defend itself vigorously in this action.

While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel as to certain of these actions, believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial condition.

J. Trading Activities and Financial Instruments with Off-Balance-
   Sheet Risk

Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities and corporate equity securities and may recognize profits or losses on transactions in, or fluctuations in the value of, such securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are periodically reviewed. These inventories are positioned primarily for distribution to Dain Bosworth's and Rauscher Pierce Refsnes' individual and institutional clients in order to meet those clients' needs. Revenues from principal transactions for the year ended December 31, 1994, originate from the following:

                                           Year ended
(In thousands)                         December  31, 1994
                                       ------------------
Equity securities                            $68,466
Municipal securities                          26,343
Corporate fixed income securities             18,359
Government securities                         17,351
Mortgage-backed and other securities           8,608
                                             -------
                                            $139,127
                                             =======

Dain Bosworth and Rauscher Pierce Refsnes sell securities not yet purchased (short sales) for their own accounts primarily to hedge their fixed income trading inventories. The establishment of short positions exposes the Company to off-balance-sheet risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.

The Company  may periodically  hedge  its  fixed  income  trading inventories with financial futures or interest-rate option contracts. These contracts expose the Company to off-balance-sheet risk in the event that the changes in interest rates do not closely correlate with the change in the inventory price. At December 31, 1994, the Company had open commitments under financial futures contracts with a notional amount of $9.7 million. At December 31, 1994, the fair market value of these financial futures and option contracts was not material. Also, the average fair market value and trading revenues associated with these contracts during 1994 was not material.

The Company does not enter into interest-rate swap agreements, foreign currency contracts or other off-balance-sheet derivative financial instruments.

In the normal course of business the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance-sheet credit and market risks in the event the customer or counterparty is unable to fulfill its contractual obligations. Such risks may be increased by volatile trading markets.

In the normal course of business the securities subsidiaries enter into when-issued underwriting and purchase commitments. Transactions relating to such commitments open at year end and subsequently settled had no material effect on the consolidated financial statements.

The Company seeks to control the risks associated with its customer activities by requiring customers to maintain margin collateral in compliance with various regulatory and internal guidelines. The Company monitors required margin levels daily and, pursuant to such guidelines, requires customers to deposit additional collateral or to reduce positions when necessary. Market declines could, however, reduce the value of collateral below the amount loaned, plus accrued interest, before the collateral could be sold.

A portion of the Company's customer activity involves the sale of securities not yet purchased (short sales) and the writing of option contracts. Such transactions may require the Company to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations.

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

The Company may pledge firm or customer margin securities for bank loans, repurchase agreements, securities loaned or to satisfy margin deposits of clearing organizations. In the event the counterparty is unable to return such securities pledged, the Company may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities. The Company seeks to control these risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary. At December 31, 1994, the market value of such securities pledged approximated the borrowings outstanding.

K.  Regulatory Requirements

Dain Bosworth and Rauscher Pierce Refsnes are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. Regional Operations Group, the Company's operations subsidiary, clears and settles trades for Dain Bosworth and Rauscher Pierce Refsnes (including the customers of RPR Clearing Services). Regional Operations Group carries all customer accounts, extends margin credit to customers, pays interest on credit balances of customers and invests any excess customer balances. As a result, Regional Operations Group is subject to the Uniform Net Capital Rule whereby net capital of not less than 2 percent of aggregate debit items must be maintained. The New York Stock Exchange, Inc. also may require a member organization to reduce its business if regulatory net capital is less than 4 percent of such aggregate debit items, and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of such aggregate debit items. At December 31, 1994, net capital was $48.4 million at Regional Operations Group, which was 6.5 percent of aggregate debit balances and $11.2 million in excess of the 5-percent requirement. Dain Bosworth's and Rauscher Pierce Refsnes' net capital requirement is $1 million for each company as neither firm carries customer balances on its balance sheet. At December 31, 1994, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $26.9 million and $20.1 million, respectively, in excess of the $1 million requirement.

Rule 15c3-3 of the Securities Exchange Act of 1934 specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Amounts to be maintained are computed in accordance with a formula defined in the Rule. At December 31, 1994, Regional Operations Group had $338.0 million segregated in special reserve accounts. This amount consisted of qualified securities purchased under agreements to resell and was collateralized by U.S. government or government agency securities.

L.  Employee Benefit Plans

The Company and its participating subsidiaries have profit sharing and stock bonus plans which cover substantially all full-time employees who are at least 21 years of age and have been employed for at least one year (six months beginning January 1, 1995).

Prior to January 1, 1995, participants could contribute on a pretax basis up to 5 percent of eligible compensation to the stock bonus plan and up to 10 percent to the profit sharing plan subject to certain aggregate limitations. The Company and its participating subsidiaries matched all participant contributions to the stock bonus plan at a 50-percent rate. The Company also matched participant contributions to the profit sharing plan at a 25-percent rate up to 5 percent of eligible compensation (less any amounts contributed to the stock bonus plan). All matching contributions were paid to the stock bonus plan. All stock bonus plan contributions were used to purchase the common stock of the Company. Company contributions to the profit sharing plan equaled 3 percent of eligible compensation paid on a quarterly basis plus a discretionary annual contribution determined by each participating company's board of directors at year end.

Beginning January 1, 1995, participants may contribute on a pretax basis up to 12 percent of eligible compensation to either or both plans; the Company will match up to 5 percent of eligible compensation at a 40-percent rate. Matching contributions will be limited to $3,000 per employee annually and will continue to be paid to the stock bonus plan. At the end of each calendar year, a contribution to the profit sharing plan will be determined by each participating company's board of directors. The minimum contribution will be 3 percent of eligible compensation.

The Company's  policy is  to fund  currently profit  sharing  and
stock  bonus   plan  costs.    Earnings  have  been  charged  for
contributions, net of forfeitures, to the above plans as follows:

                                    Year ended December 31,
                                -----------------------------
(In thousands)                    1994       1993       1992
                                -----------------------------
Profit sharing plan             $11,489    $15,863    $14,023
Stock bonus plan                  2,763      2,885      2,334
                                 ------     ------     ------
                                $14,252    $18,748    $16,357
                                 ======     ======     ======


M.  Income Taxes

Income tax expense consists of the following:

                                    Year ended December 31,
                                -----------------------------
(In thousands)                    1994       1993       1992
                                -----------------------------
Current:
   Federal                      $16,526    $30,557    $19,786
   State                          3,118      5,906      4,410
Deferred:
   Federal                       (4,287)    (5,741)    (4,330)
   State                         (1,015)    (1,018)      (698)
                                 ------     ------     ------
                                $14,342    $29,704    $19,168
                                 ======     ======     ======


A reconciliation of ordinary federal income taxes (based on rates of 35 percent for 1994 and 1993 and 34 percent for 1992) with the actual tax expense provided on earnings is as follows:

                                    Year ended December 31,
                                -----------------------------
(Dollars In thousands)            1994       1993       1992
                                -----------------------------
Ordinary federal income tax
  expense                        $13,928    $27,074   $18,255
State income taxes, net of
  federal tax benefit              1,367      3,178     2,449
Tax-exempt interest, net of
  related interest expense          (863)      (780)     (584)
Other                                (90)       232      (952)
                                  ------     ------    ------
                                 $14,342    $29,704   $19,168
                                  ======     ======    ======

Effective tax rate                 36.0%      38.4%     35.7%
                                  ======     ======    ======

Deferred income tax expenses/benefits resulted from differences in the timing of revenue and expense recognition for financial statement and tax reporting purposes in 1992. The sources and tax effect of the changes in deferred taxes were:


                                     Year ended December 31,
                                     -----------------------
(In thousands)                                1992
                                     -----------------------
Accruals not currently deductible            $(3,689)
Partnership investments                         (550)
Fixed assets                                    (566)
Other                                           (223)
                                              ------
                                             $(5,028)
                                              ======

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are:

                                        Year ended December 31,
                                        -----------------------
(In thousands)                              1994        1993
                                        -----------------------
Deferred tax assets:
  Accruals not currently deductible        $23,597     $18,567
  Tax attributes acquired                    3,612          __
  Fixed assets                                 645         393
  Other                                      1,369       1,771
                                            ------      ------
                                            29,223      20,731
                                            ------      ------
Deferred tax liabilities:
  Partnership investments                     (222)     (1,736)
                                            ------      ------
                                           $29,001     $18,995
                                            ======      ======

The Company has determined that it is not required to establish a valuation allowance for the deferred tax asset since it is more likely than not that the deferred tax asset will be realized principally through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The Company's conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on federal taxable income of over $190 million in the carryback period, substantial state taxable income in the carryback period, as well as prospects for continued earnings.

                INTER-REGIONAL FINANCIAL GROUP, INC.
                 QUARTERLY FINANCIAL INFORMATION
       (Unaudited, in thousands, except per-share amounts)
                           First     Second    Third    Fourth
                          Quarter   Quarter   Quarter   Quarter
                         ---------------------------------------
1994

Net revenues             $123,679  $109,457  $107,865  $116,350
                          =======   =======   =======   =======
Earnings before income
 taxes                    $16,060    $9,647    $9,341    $4,747
                          =======   =======   =======   =======
Net earnings              $10,171    $5,914    $5,845    $3,523
                          =======   =======   =======   =======
Per share data:
   Primary net earnings
    per share               $1.20      $.70      $.71      $.43
                          =======   =======   =======   =======
   Fully diluted net
    earnings per share      $1.20      $.70      $.70      $.43
                          =======   =======   =======   =======
   Dividends                 $.08      $.16      $.16      $.16
                          =======   =======   =======   =======

1993

Net revenues             $112,344  $114,646  $128,573  $127,397
                          =======   =======   =======   =======
Earnings before income
  taxes                   $16,347   $16,542   $24,150   $20,314
                          =======   =======   =======   =======
Net earnings              $10,135   $10,256   $14,460   $12,798
                          =======   =======   =======   =======
Per share data:
   Primary net earnings
    per share               $1.22     $1.23     $1.72     $1.51
                          =======   =======   =======   =======
   Fully diluted net
     earnings per share     $1.22     $1.23     $1.70     $1.51
                          =======   =======   =======   =======
   Dividends                 $.04      $.08      $.08      $.08
                          =======   =======   =======   =======


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

PART IV

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
         FORM 8-K:

(a)  Documents filed as part of this Report:
                                                             Page
                                                             ----
1.  Financial statements:

   Reference is made to the table of contents to financial
   statements and financial statement schedule hereinafter
   contained                                                  38

2.  Financial statement schedules:
    Reference is made to the table of contents to
    financial statements and financial statement schedule
    hereinafter contained for all other financial statement
    schedules                                                 38

3.  Exhibits:

Item No.           Item                   Method of Filing
- -------            ----                   ----------------

3.1  Restated Certificate of         Incorporated by  reference
     Incorporation of the            to  Exhibit   4.1  to  the
     Company.                        Company's     Registration
                                     Statement  on   Form   S-8
                                     dated March 14, 1995, File
                                     No. 33-58069.

3.2   Amended  and  Restated         Incorporated by  reference
      Bylaws of the Company.         to  Exhibit   4.2  to  the
                                     Company's     Registration
                                     Statement  on   Form   S-8
                                     dated March 14, 1995, File
                                     No. 33-58069.

4.1   Credit Agreement dated         Incorporated by  reference
      June 23, 1993.                 to  Exhibit  4(a)  to  the
                                     Company's  Current  Report
                                     on Form 8-K dated July 15,
                                     1993.

4.2   First Amendment to             Incorporated by  reference
      Credit Agreement dated         to  Exhibit  4(a)  to  the
      November 30, 1993.             Company's  Current  Report
                                     on Form 8-K dated February
                                     11, 1994.

4.3   Second Amendment to            Incorporated by  reference
      Credit Agreement dated         to  Exhibit  4(a)  to  the
      June 27, 1994.                 Company's  Current  Report
                                     on Form  10-Q  dated  June
                                     30, 1994.

4.4   Third Amendment to             Incorporated by  reference
      Credit Agreement dated         to Exhibit   4(a)  to  the
      September 30, 1994.            Company's  Current  Report
                                     on    Form    8-K    dated
                                     September 26, 1994.

4.5   Term  Loan  Agreement          Incorporated by  reference
      dated October 16, 1992.        to  Exhibit  4(e)  to  the
                                     Company's Annual Report on
                                     Form  10-K  for  the  year
                                     ended December 31, 1992.

4.6   First Amendment to Term        Incorporated by  reference
      Loan Agreement dated           to  Exhibit  4(g)  to  the
      March 12, 1993.                Company's Annual Report on
                                     Form  10-K  for  the  year
                                     ended December 31, 1992.

4.7   Second Amendment to            Incorporated by  reference
      Term Loan Agreement dated      to  Exhibit  4(b)  to  the
      June 23, 1993.                 Company's  Current  Report
                                     on Form 8-K dated July 15,
                                     1993.

4.8   Third Amendment to Term        Incorporated by  reference
      Loan Agreement dated           to  Exhibit  4(b)  to  the
      November 30, 1993.             Company's  Current  Report
                                     on Form 8-K dated February
                                     11, 1994.

4.9   Fourth Amendment to            Incorporated by  reference
      Term Loan Agreement dated      to Exhibit  4 (b)  to  the
      June 27, 1994.                 Company's  Current  Report
                                     on Form  10-Q  dated  June
                                     30, 1994.

4.10   Fifth Amendment to            Incorporated by  reference
       Term-Loan Agreement dated     to Exhibit  4 (b)  to  the
       September 30, 1994.           Company's  Current  Report
                                     on    Form    8-K    dated
                                     September 26, 1994.

10.1*  1986   Stock   Option         Incorporated by  reference
       Plan, as  amended  on         to Exhibit  10(b)  to  the
       April 24, 1987, May 9,        Company's  Current  Report
       1990, March 3, 1993           on Form 8-K dated July 15,
       and April 27, 1993.           1993.

10.2   Form of Indemnity             Incorporated by  reference
       Agreement with Directors to Exhibit 10(c) to the and Officers of the Company. Company's Annual Report on
                                     Form  10-K  for  the  year
                                     ended December 31, 1990.

10.3*  Form of Non-Employee          Incorporated by  reference
       Director Retirement           to Exhibit  10(g)  to  the
       Compensation Agreement.       Company's Annual Report on
                                     Form  10-K  for  the  year
                                     ended December 31, 1992.

10.4*  IFG Executive                 Incorporated by  reference
       Deferred Compensation Plan    to Exhibit  10(a)  to  the
       dated March 31, 1993.         Company's  Current  Report
                                     on Form 8-K dated July 15,
                                     1993.

10.5   Trust  Agreement for          Filed herewith.
       IFG Executive Deferred
       Compensation Plan dated
       February 11, 1994.

11     Computation of net            Filed herewith.
       earnings per share.

22     List of subsidiaries.         Filed herewith.

23     Independent Auditors'         Filed herewith.
       consent.

24     Power of attorney.            Filed herewith.

27     Financial Data Schedule       Filed herewith.

*     Management  contract   or  compensatory  plan  or  arrangement
      required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) One report on Form 8-K was filed during the fourth quarter of1994.

Items Reported

Item 5 - Other events (Dain Bosworth acquisition of Clayton Brown
Holding Company;  tentative settlement of In Re Taxable Municipal
Bond Securities Litigation)

Item 7 - Financial Statement and Exhibits

Exhibit 4(a)  Third Amendment to Credit Agreement dated September
30, 1994

Exhibit  4(b)   Fifth  Amendment  to  Term-Loan  Agreement  dated
September 30, 1994.

Date of earliest event reported - September 26, 1994.

Financial Statements Filed - None

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

                             INTER-REGIONAL FINANCIAL GROUP, INC.

                             By:  Daniel J. Reuss
                                  --------------------
                                  Daniel J. Reuss
                                  Senior Vice President
                                  and Treasurer
                                  Dated: March 23, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                   Title
- ---------                   -----

Irving Weiser               President, Chief Executive Officer
- -------------------------   (Principal Execitive Officer)
Irving Weiser               and Director
Daniel J. Reuss             Senior Vice President, and
- -------------------------   Treasurer (Principal Financial
Daniel J. Reuss             and Accounting Officer)

Susan S. Boren              Director
- -------------------------
Susan S. Boren

F. Gregory Fitz-Gerald      Director       By  Daniel J. Reuss
- -------------------------                      ----------------
F. Gregory Fitz-Gerald                         Daniel J. Reuss
                                           Pro Se and as
                                           Attorney-in-Fact
Richard D. McFarland        Chairman of    Dated: March 23, 1995
- -------------------------   the Board
Richard D. McFarland        and Director

Lawrence Perlman            Director
- -------------------------
Lawrence Perlman

C.A. Rundell, Jr.           Director
- -------------------------
C.A. Rundell, Jr.

Robert L. Ryan              Director
- -------------------------
Robert L. Ryan

Arthur R. Schulze, Jr.      Director
- -------------------------
Arthur R. Schulze, Jr.

David A. Smith              Executive Vice President
- -------------------------   and Director
David A. Smith

         INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
         FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

            As of December 31, 1994 and 1993 and for each
                of the years in the three-year period
                      ended December 31, 1994

                         TABLE OF CONTENTS

                                                             Page
                                                             ----
Independent Auditors' Report                                  19

Consolidated Financial Statements:

  Consolidated statements of operations                       20

  Consolidated balance sheets                                 21

  Consolidated statements of shareholders' equity             22
  Consolidated statements of cash flows                       23

  Notes to consolidated financial statements                  24

Financial Statement Schedule:

  Schedule III - Condensed financial information of
  the registrant                                              39

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.


            SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                           OF THE REGISTRANT

                  INTER-REGIONAL FINANCIAL GROUP, INC.
                           (Parent Company)

                        STATEMENTS OF OPERATIONS
                            (In thousands)
                                    Year ended December 31,
                                 ---------------------------
                                  1994       1993      1992
                                 ---------------------------
Revenues:
   Management fees                $3,650    $3,114    $2,810
   Facilities rental               1,056     1,055     1,059
   Interest                        1,126       291       678
                                  ------    ------    ------
                                   5,832     4,460     4,547
                                  ------    ------    ------
Expenses:
   Compensation and benefits       3,002     2,417     2,312
   Interest                        1,386     1,226     2,182
   Other operating expenses        3,967     3,669     5,904
                                  ------    ------    ------
                                   8,355     7,312    10,398
                                  ------    ------    ------
Loss before income taxes and
 equity in subsidiaries'
 earnings                         (2,523)   (2,852)   (5,851)
Income tax benefit                   953     1,125     2,882
                                  ------    ------    ------
Loss before equity in
 subsidiaries' earnings           (1,570)   (1,727)   (2,969)
Equity in subsidiaries' earnings  27,023    49,376    37,492
                                  ------    ------    ------
Net earnings                     $25,453   $47,649   $34,523
                                  ======    ======    ======

See accompanying notes to condensed financial information.


              SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                     OF THE REGISTRANT __ (Continued)

                  INTER-REGIONAL FINANCIAL GROUP, INC.
                           (Parent Company)

                           BALANCE SHEETS
                           (In thousands)
                                                  December 31,
                                            ---------------------
                                              1994         1993
                                            ---------------------
Assets:
 Cash                                           $875        $45
 Advances to subsidiaries (eliminated in
   consolidation)                             34,035     25,120
 Equipment, leasehold improvements and
   building, at cost, less accumulated
   depreciation of $8,484 and $5,291,
   respectively                               13,997     13,306
 Investment in subsidiaries, at cost,
   plus equity in undistributed earnings
   (eliminated in consolidation)             254,512    227,627
 Other assets                                  2,473      1,593
                                             -------    -------
                                            $305,892   $267,691
                                             =======    =======
Liabilities and Shareholders' Equity:
Liabilities:
  Short-term borrowings                      $15,000        $__
  Advances from subsidiaries (eliminated
    in consolidation)                         62,220     59,068
  Accounts payable and accrued expenses       21,721     17,307
  Capital lease obligations and other debt    11,531     13,633
                                             -------    -------
                                             110,472     90,008
                                             -------    -------
Shareholders' equity:
  Common stock                                 1,005      1,016
  Additional paid-in capital                  73,924     73,475
  Retained earnings                          120,491    103,192
                                             -------    -------
                                             195,420    177,683
                                             -------    -------
                                            $305,892   $267,691
                                             =======    =======

See accompanying notes to condensed financial information.


           SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                 OF THE REGISTRANT __ (Continued)
               INTER-REGIONAL FINANCIAL GROUP, INC.
                          (Parent Company)

                     STATEMENTS OF CASH FLOWS
                           (In thousands)
                                       Year ended December 31,
                                     ----------------------------
                                      1994        1993      1992
                                     ----------------------------
Cash flows from operating
  activities:
Net earnings                         $25,453   $47,649   $34,523
Non-cash items included in earnings:
 Equity in net earnings of
  subsidiaries                       (27,023)  (49,376)  (37,492)
 Depreciation and amortization         3,537     2,024       282
                                      ------    ------    ------
                                       1,967       297    (2,687)
Change in operating assets and
  liabilities                          3,617     4,781     4,478
                                      ------    ------    ------
Cash provided by operating
  activities                           5,584     5,078     1,791
                                      ------    ------    ------
Cash flows from financing activities:
 Proceeds from:
  Revolving credit agreement, net     15,000        __        __
  Issuance of common stock               458       353       868
  Long-term debt                         237     4,427     2,000
  Advances from subsidiaries, net         __    39,393    24,247
Payments for:
  Advances to subsidiaries, net       (5,763)       __        __
  Dividends on common stock           (4,536)   (2,272)   (2,313)
  Purchases of common stock           (3,638)       __    (5,105)
  Revolving credit agreement, net         __    (5,450)   (9,550)
  Redemption of and dividends on
   preferred stock                        __        __      (130)
  Subordinated and other debt         (2,340)   (1,505)  (19,696)
                                      ------    ------    ------
Cash provided (used) by financing
  activities                            (582)   34,946    (9,679)
                                      ------    ------    ------
Cash flows from investing activities:
  Dividends from subsidiaries          8,468    19,571     8,124
  Investment in subsidiaries          (8,300)  (52,270)       __
  Purchases of fixed assets           (4,340)   (7,528)     (484)
                                      ------    ------    ------
Cash provided (used) by investing
  activities                          (4,172)  (40,227)    7,640
                                      ------    ------    ------
Increase/(Decrease) in cash              830      (203)     (248)
Cash at beginning of year                 45       248       496
                                      ------    ------    ------
Cash at end of year                     $875       $45      $248
                                      ======    ======    ======


See accompanying notes to condensed financial information.


          SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                  OF THE REGISTRANT __ (Continued)

                INTER-REGIONAL FINANCIAL GROUP, INC.
                         (Parent Company)

             NOTES TO CONDENSED FINANCIAL INFORMATION

A. The condensed financial statements of Inter-Regional Financial Group, Inc. (Parent Company), should be read in conjunction with the consolidated financial statements of Inter-Regional Financial Group, Inc., and the notes thereto beginning on Page 20.

B. Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note K to consolidated financial statements for information regarding net capital requirements of the broker-dealer subsidiaries which could result in restriction on the ability of the subsidiaries to transfer funds to the parent in the form of loans, advances or cash dividends.

During 1993, the Parent Company received $52 million in loans from two of its subsidiary broker-dealers, Dain Bosworth and Rauscher Pierce Refsnes, in order to capitalize its third broker-dealer, Regional Operations Group, Inc. During 1994 the Parent received $8 million in loans from Dain Bosworth and Rauscher Pierce Refsnes in order to add to Regional Operations Group's capital. See Item 1(c) "Securities Business - Customer Financing" and "Securities Business - Uniform Net Capital Rule."

C.  Other Debt:

Other debt is used primarily to finance equipment and building improvements and is payable in monthly and quarterly installments and bears interest at floating rates which approximated 6.9 percent at December 31, 1994. The Parent Company must maintain certain levels of net worth under one of the debt agreements.

Annual principal payments on other debt (excluding obligations under capital leases) during the next five years are as follows:
1995 -  $1,546,000; 1996  - $1,621,000; 1997 - $1,260,000; 1998 -
$17,000; 1999 - $-0-.

D.  Commitments:

The Parent Company has guaranteed $27 million of four-year subordinated bank debt incurred by Dain Bosworth and Rauscher
Pierce Refsnes in September and October 1994. See Note G to the consolidated financial statements.

Aggregate minimum rental commitments as of December 31, 1994, are as follows:


(In thousands)                  Capital leases   Operating leases
                                --------------   ----------------
1995                                $1,802            $3,584
1996                                 1,325             3,710
1997                                 1,176             3,989
1998                                 1,056             3,911
1999                                   940             3,194
Thereafter                           7,836            26,505
                                    ------            ------
                                    14,135           $44,893
                                                      ======
Less amount representing interest   (7,048)
                                    ------
Present value of minimum lease
  payments                          $7,087
                                    ======