Form 10-Q
period 1995-03-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1995-05-15
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1995

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

                 Yes       X            No

As of April 30, 1995, the Company had 8,104,533 shares of common stock outstanding.

       INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
      REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

                              INDEX

                                                       PAGE
                                                       ----
I. FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets                     1

         Consolidated Statements of Operations           2

         Consolidated Statements of Cash Flows           3

         Notes to Consolidated Financial Statements      4

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations   5

II.  OTHER INFORMATION:

Item 6.  Exhibits and Reports on Form 8-K                7

         Signatures                                      8

         Index of Exhibits                               9

         Exhibit                                        10

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                    March 31,     December 31,
                                      1995            1994
                                    --------------------------
                                           (Unaudited)
Assets:
 Cash and cash equivalents            $17,427        $22,764
 Cash and short-term
  investments segregated for
  regulatory purposes                 368,000        338,000
 Receivable from customers            638,505        710,647
 Receivable from brokers and
  dealers                             168,433        207,512
 Securities purchased under
  agreements to resell                447,654        198,561
 Trading securities owned,
  at market                           347,353        319,222
 Equipment, leasehold improvements
  and buildings, net                   30,836         30,082
 Other receivables                     61,458         78,787
 Deferred income taxes                 29,001         29,001
 Other assets                          14,485         18,035
                                   ----------     ----------
                                   $2,123,152     $1,952,611
                                   ==========     ==========

Liabilities and Shareholders' Equity:
Liabilities:
 Short-term borrowings                $84,058       $150,193
 Drafts payable                        29,509         35,021
 Payable to customers                 862,328        868,541
 Payable to brokers and dealers       208,324        212,954
 Securities sold under repurchase
  agreements                          367,931        173,972
 Trading securities sold, but not
  yet purchased, at market            198,244        116,883
 Accrued compensation                  45,419         68,755
 Other accrued expenses and
  accounts payable                     72,590         77,344
 Accrued income taxes                   9,467          6,505
 Subordinated and other debt           45,270         47,023
                                   ----------     ----------
                                    1,923,140      1,757,191
                                   ----------     ----------
Shareholders' equity:
 Common stock                           1,011          1,005
 Additional paid-in capital            74,238         73,924
 Retained earnings                    124,763        120,491
                                   ----------     ----------
                                      200,012        195,420
                                   ----------     ----------
                                   $2,123,152     $1,952,611
                                   ==========     ==========

  See accompanying notes to consolidated financial statements.



      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per-share amounts)

                                     Three Months Ended March 31,
                                           1995        1994
                                     ----------------------------
Revenues:
 Principal transactions                  $44,137      $35,789
 Commissions                              33,339       39,128
 Investment banking and underwriting      17,888       27,878
 Interest                                 25,299       15,255
 Asset management                          5,715        4,077
 Correspondent clearing                    2,579        3,181
 Other                                     5,071        5,763
                                        --------     --------
Total revenues                           134,028      131,071
Interest expense                         (15,187)      (7,392)
                                        --------     --------
Net revenues                             118,841      123,679
                                        --------     --------

Expenses excluding interest:
 Compensation and benefits                77,896       78,724
 Communications                           10,052        8,550
 Occupancy and equipment rental            7,981        6,698
 Travel and promotional                    4,343        4,226
 Floor brokerage and clearing fees         2,471        2,245
 Other                                     7,372        7,176
                                        --------     --------
Total expenses excluding interest        110,115      107,619
                                        --------     --------
Earnings:
 Earnings before income taxes              8,726       16,060
 Income tax expense                       (3,163)      (5,889)
                                        --------     --------
Net earnings                              $5,563      $10,171
                                        ========     ========
Earnings per common and common
 equivalent share:
Primary and fully diluted                   $.67        $1.20
                                        ========     ========

  See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)

                                   Three Months Ended March 31,
                                          1995         1994
                                   ----------------------------
Cash flows from operating activities:
 Net earnings                               $5,563    $10,171
 Adjustments to reconcile earnings
  to cash provided (used) by
  operating activities:
  Depreciation and amortization              2,610      1,778
  Deferred income taxes                       (539)    (1,222)
  Other non-cash items                       1,800      2,434
  Cash and short-term investments
   segregated for regulatory purposes      (30,000)    55,000
  Net receivable from/payable to
   brokers and dealers                      34,449    (63,040)
  Securities purchased under agreements
   to resell                              (249,093)   (51,657)
  Net trading securities owned and
   trading securities sold, but not
   yet purchased                            53,230     35,185
  Short-term borrowings and drafts
   payable of securities companies         (56,647)    12,006
  Net payable to customers                  65,929     (8,650)
  Securities sold under repurchase
   agreements                              193,959     60,049
  Accrued compensation                     (23,336)   (38,596)
  Other                                     17,554     (3,123)
                                           -------     -------
Cash provided by operating activities       15,479     10,335
                                           -------     -------

Cash flows from financing activities:
 Proceeds from:
  Issuance of common stock                     320        291
  Subordinated and other debt                   --        237
 Payments for:
  Revolving credit agreement, net          (15,000)        --
  Subordinated and other debt               (1,753)      (574)
  Dividends on common stock                 (1,291)      (651)
                                           -------     -------
Cash (used) by financing activities        (17,724)      (697)
                                           -------     -------

Cash flows from investing activities:
  Proceeds from investment dividends
   and sales                                    25         481
  Payments for equipment, leasehold
   improvements and other                   (3,117)     (3,271)
                                           -------     -------
Cash (used) for investing activities        (3,092)     (2,790)
                                           -------     -------
Increase/(decrease) in cash and
  cash equivalents                          (5,337)      6,848
  Cash and cash equivalents:
    At beginning of period                  22,764      14,047
                                           -------     -------
    At end of period                       $17,427     $20,895
                                           =======     =======

Income tax payments totaled $187,000 and $2,615,000 and interest payments totaled $13,984,000 and $7,664,000 during the three months ended March 31, 1995 and 1994, respectively.

   See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A. Condensed Consolidated Financial Statements

   The  accompanying  unaudited  interim  consolidated  financial
   statements  have   been  prepared   in  accordance   with  the
   instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of results expected for subsequent periods.

   Certain prior year amounts in the financial statements have been reclassified to conform to the 1995 presentation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     This discussion  should be  read in  conjunction with Item 7
(Management's Discussion  and Analysis)  of the  Company's Annual
Report on Form 10-K for the year ended December 31, 1994.

Summary

     Consolidated net earnings declined $4.6 million and net revenues declined $4.8 million during the first quarter of 1995 compared to the first quarter of 1994, when the Company's Retail and Corporate Capital business lines posted record results. First quarter 1995 earnings comparisons were negatively impacted by the effects of operating expense increases associated with the significant growth during 1994 in the number of operating offices locations and investment executives. Furthermore, the relative stability of interest rates in the United States during the entire first quarter of 1995 resulted in an improved trading environment for all securities, particularly fixed income products, compared to the latter part of the first quarter of 1994 (when the Federal Reserve Board engineered the first of a series of 1994 interest rate increases). Finally, net interest income continued to be a strong contributor to consolidated earnings for the first quarter of 1995 due to favorable spreads on customer balances achieved during the quarter and the increase in average margin loan balances compared to prior quarters.

Results of Operations:

                                  Three Months Ended March 31,
(Unaudited, in thousands)               1995         1994
                                  ----------------------------
Net revenues:
  Dain Bosworth Incorporated           $76,388       $80,641
  Rauscher Pierce Refsnes, Inc.         41,799        42,378
  Corporate, other and eliminations        654           660
                                      --------      --------
                                      $118,841      $123,679
                                      ========      ========

Earnings (Loss) before income taxes:
  Dain Bosworth Incorporated            $5,685       $11,412
  Rauscher Pierce Refsnes, Inc.          3,349         5,058
  Corporate, other and eliminations       (308)         (410)
                                      --------      --------
                                        $8,726       $16,060
                                      ========      ========

     Principal transactions revenue increased $8.3 million or 23 percent during the first quarter of 1995 over the first quarter of 1994 due to improved fixed income trading results associated with comparatively more stable bond market conditions, and increased fixed income product sales due to an increase in the size of Dain Bosworth's fixed income salesforce resulting from its 1994 fourth quarter acquisition of Clayton Brown Holding
Company. The increase in fixed income product sales by the retail sales forces was primarily driven by increased demand from retail customers due to comparatively higher yields offered by these products over alternative investments.

     The $5.8 million or 15 percent decline in commission revenues was principally the result of decreased sales of mutual funds. The decline was partially offset by a 11 percent increase in the average number of retail investment executives and a 7 percent increase in the New York Stock Exchange's average daily trading volume and higher securities prices.

     Investment banking and underwriting revenues declined $10.0 million or 36 percent during the quarter over the prior year. The decline is primarily the result of higher interest rates in 1995 relative to first quarter 1994. These interest rate increases have significantly increased the costs of raising capital for Dain Bosworth's and Rauscher Pierce Refsnes' underwriting clients, thereby reducing the demand for such municipal and corporate underwritings.

     Net interest income increased $2.2 million or 29 percent during the first quarter over prior year levels due to increased margin loan balances, which resulted largely from the 11 percent increase in the average number of retail investment executives. As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains stable, the Company expects net interest income to continue to be a significant component of its earnings. The Company continues to examine alternative cash management products and services that it may offer to customers with credit balances in their accounts. Management believes that implementation of new cash management products and services would not have a material effect on net earnings.

     Asset management revenues increased $1.6 million or 40 percent over the 1994 first quarter from higher levels of assets under management at IFG Asset Management Services, Inc. as well as increased assets in managed account programs at Dain Bosworth and Rauscher Pierce Refsnes.

     Revenues from correspondent clearing services declined $.6 million or 19 percent from the prior year due primarily to the loss of a significant RPR Clearing Services correspondent during the second half of 1994.

     During the 1995 first quarter, compensation and benefits expense decreased $.8 million or 1 percent primarily from reduced commissions, incentive compensation and related benefits expenses due to lower operating revenues and earnings. Offsetting those expense reductions were increased costs associated with the 11 percent increase in the average number of employees, as well as increased expenses related to the recruitment of revenue-producing employees.

     Expenses other than compensation and benefits increased $3.3 million or 12 percent over the 1994 first quarter largely as the result of head count-driven increases in communications and market data services and increased occupancy costs related to the larger number of operating office locations.

     In light of the difficult market conditions in which the Company is currently operating, management has taken steps to selectively pare expenses and reduce spending, generally in areas not related to revenue production. Nonetheless, management anticipates operating expenses will be somewhat higher during the remainder of 1995 compared to 1994 due to the effects of significant growth investments made during the last three quarters of 1994. Management also anticipates delaying, where possible, most future growth initiatives until the market environment in which the Company operates improves.

LIQUIDITY AND CAPITAL RESOURCES

     As described in Note K to the Consolidated Financial Statements of the Company's 1994 Annual Report on Form 10-K, Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and the New York Stock Exchange, Inc., measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At March 31, 1995, net capital was $50.8 million at Regional Operations Group, which was 7.7 percent of aggregate debit balances and $17.6 million in excess of the 5 percent requirement. At March 31, 1995 Dain Bosworth and Rauscher Pierce Refsnes had net capital of $30.8 million and $21.6 million, respectively, in excess of the $1 million requirement.

     In April 1994 the Company's Board of Directors authorized a plan to repurchase up to 400,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing market prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through December 31, 1994, the Company had repurchased 162,500 shares in accordance with this program at a cost of $3.6 million. No additional shares were purchased during the quarter ended March 31, 1995.

     During the second quarter of 1995, the Company intends to obtain a revolving credit agreement to replace its $15 million facility that expires June 30, 1995.

               PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             Exhibit 11 - Computation of Net Earnings Per Share

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                            SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          INTER-REGIONAL FINANCIAL GROUP, INC.
                                       Registrant


Date:   May 15, 1995          By  Daniel J. Reuss
        ------------------        ------------------------
                                  Daniel J. Reuss
                                  Senior Vice President
                                    and Treasurer
                                  (Principal Financial Officer)

                              By  Angela M. Chicoine
                                  ------------------------
                                  Angela M. Chicoine
                                  Vice President and Controller
                                  (Principal Accounting Officer)

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                FOR QUARTER ENDED MARCH 31, 1995


Exhibit 11 -  Computation of Net Earnings Per Share

              Filed herewith.