Form 10-K405/A
period 1994-12-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1995-06-28
CIK 50916

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

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

4.3    Second  Amendment  to         Incorporated by  reference
Credit Agreement  dated June         to  Exhibit  4(a)  to  the
27, 1994.                            Company's  Current  Report
                                     on Form  10-Q  dated  June
                                     30, 1994.

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

4.6  First Amendment to Term         Incorporated by  reference
Loan Agreement  dated  March         to  Exhibit  4(g)  to  the
12, 1993.                            Company's Annual Report on
                                     Form  10-K  for  the  year
                                     ended December 31, 1992.

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

10.1*  1986   Stock   Option         Incorporated by  reference
Plan, as  amended  on  April         to Exhibit  10(b)  to  the
24,  1987,    May  9,  1990,         Company's  Current  Report
March 3,  1993 and April 27,         on Form 8-K dated July 15,
1993.                                1993.

10.2   Form   of   Indemnity         Incorporated by  reference
Agreement with Directors and         to Exhibit  10(c)  to  the
Officers of the Company.             Company's Annual Report on
                                     Form  10-K  for  the  year
                                     ended December 31, 1990.

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

10.5    Trust  Agreement for         Incorporated by reference to
        IFG Executive Deferred       Exhibit 10(f) to the
        Compensation Plan dated      Company's Annual Report on
        February 11, 1994.           Form 10-K for year ended
                                     December 31, 1993.

10.6*   Restricted Stock Plan for    Filed herewith.
        Non-Employee Directors.

11      Computation  of  net         Filed herewith.**
        earnings per share.

22      List of subsidiaries.        Filed herewith.**

23      Independent  Auditors'       Filed herewith.**
        consent.

24      Power of attorney.           Filed herewith.

27      Financial Data Schedule      Filed herewith.**

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

** Refers to original Form 10-K filing for the year ended
   December 31, 1994.

(b) One report on Form 8-K was filed during the fourth quarter of 1994.

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

Independent auditors' report

Statement of net assets available for plan benefits as of December 31, 1994 and 1993

Statements of  changes in  net assets  available

for plan benefits for the years ended
December 31, 1994 and 1993

Notes to financial statements

Schedule 1 - Schedule of assets held for investment purposes

Schedule 2 - Reportable transaction for the year ended December 31, 1994

Exhibit 23 - Independent auditors' consent

                  INDEPENDENT AUDITORS' REPORT


IFG Stock Bonus Plan Administrative Committee
Inter-Regional Financial Group, Inc.:


We have audited the accompanying statements of net assets available for plan benefits of the IFG Stock Bonus Plan as of December 31, 1994 and 1993 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the IFG Stock Bonus Plan as of December 31, 1994 and 1993 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

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


                                            KPMG Peat Marwick LLP
Minneapolis, Minnesota
June 16, 1995

                         IFG STOCK BONUS PLAN
         STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
                        (Dollars in thousands)
                                                 December 31,
                                               ----------------
                                                1994      1993
                                               ----------------
Assets:
 Temporary cash investments                    $1,123      $794
 Contributions receivable                          76        65
 Investment in Inter-Regional Financial
  Group, Inc. common stock, at market
  (3,142,770 shares and 3,162,385 shares;
  cost $41,831 and $37,309, respectively)      70,712    88,152
 Participant loans receivable                   1,802     1,330
 Interest receivable                                6         2
                                              -------   -------
                                               73,719    90,343
                                              -------   -------
Liabilities:
 Miscellaneous accounts payable                    49        30

Net assets available for plan benefits
 (includes $2,268 and $3,244, respectively,
 of distributions due to Plan participants
 and $473 and$857  respectively, of
 diversifications payable to IFG Profit
 Sharing Plan)                                $73,670   $90,313
                                              =======   =======

See accompanying notes to financial statements.

                      IFG STOCK BONUS PLAN
  STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                            (In thousands)

                                          Year Ended December 31,
                                          -----------------------
                                             1994         1993
                                          -----------------------
Investment income:
 Dividends                                 $1,721         $886
 Interest                                     172          119
 Net realized and unrealized gain
 (loss) on securities                     (16,797)      32,067
                                          -------      -------
                                          (14,904)      33,072

Contributions:
 Employee contributions                     5,206        4,840
 Employer contributions                     2,780        2,495
Distributions:
 Distributions to participants, at market  (7,133)      (7,515)
 Diversification to IFG Profit Sharing
  Plan                                     (2,592)      (1,962)
                                          -------      -------
Increase (decrease) in net assets         (16,643)      30,930
                                          -------      -------
Net assets available for plan benefits:
 At beginning of year                      90,313       59,383
                                          -------      -------
 At end of year                           $73,670      $90,313
                                          =======      =======

See accompanying notes to financial statements.

                      IFG STOCK BONUS PLAN
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1994 AND 1993

1.  Summary of Significant Accounting Policies

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

Distributions - Consistent with generally accepted accounting principles, amounts payable to participants who have elected to withdraw from the Plan are not reflected as a liability on the statement of net assets available for benefits. The amounts are included in net assets and reported in a parenthetical notation on the statement.

2.  Plan Description

The IFG Stock Bonus Plan is a defined contribution plan which provides incentive to employees by giving them an opportunity to increase their interest in IFG through ownership of its common stock. Any employee of IFG or its participating subsidiaries may become a participant in the Plan after completing one year of service if they are at least 21 years of age.

Employee contributions to the Plan are made on a pretax basis and employees may authorize payroll deductions of up to five percent, not to exceed the legal limit, of their recognized compensation, as defined. The Company makes contributions to the Plan equal to 50 percent of participants' contributions. The Company also makes matching contributions to the Plan equal to 25 percent of employee pretax contributions to the IFG Profit Sharing Plan, of up to five percent of the participants' recognized compensation (less any amount of participant contributions to the IFG Stock Bonus Plan). Only aggregate employee pretax contributions of up to five percent for both the Plan and the IFG Profit Sharing Plan are eligible for company matching contributions. All matching contributions are applied to the participants' accounts under the IFG Stock Bonus Plan. Recognized compensation is defined in the Plan and generally consists of salary, commissions and other regular compensation paid to a participant during the Plan year, subject to certain aggregate limitations under federal regulations.

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

Eligible participants may elect to diversify some of their stock holdings out of the Plan and into the IFG Profit Sharing Plan. A participant who reaches age 50 with 10 years of service may elect to transfer 25 percent of his or her account balance each year. Participants ages 55 to 59, may transfer up to 50 percent each year and participants age 60 and older, up to 100 percent, subject to a $3,000 minimum. A participant with 15 years of service, regardless of age, may diversify up to 25 percent of his or her account balance each year.

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

There were 2,168 participants in the Plan at December 31, 1994.

3.  Contributions

Amounts contributed by each employer and the employees of such employers were as follows for the years ended December 31, 1994 and 1993, respectively (in thousands):

                                 1994                 1993
                                Amount               Amount
                            Contributed by       Contributed by
                          Employee  Employer   Employee  Employer
                          ------------------   ------------------
Inter-Regional Financial
 Group, Inc.                 $45      $23         $39       $19
IFG Asset Management
 Services, Inc. (formerly
 Insight Investment
 Management, Inc.)            37       20          33        17
Dain Bosworth
 Incorporated              3,437    1,795       3,347     1,699
Rauscher Pierce
 Refsnes, Inc.             1,461      823       1,261       677
Dain Corporation              11        5          15         8
Regional Operations
 Group, Inc.                 215      114         145        75
                          ------   ------      ------    ------
                          $5,206   $2,780      $4,840    $2,495
                          ======   ======      ======    ======

The 1994 and 1993 employer contributions include a match of $270,000 and $272,000, respectively, on participant pretax contributions to the IFG Profit Sharing Plan. Employer matching contributions have been reduced by forfeitures of $106,000 and $216,000 for the years ended December 31, 1994 and 1993, respectively.

Any forfeited benefits are utilized to reduce future employer contributions unless the participant returns to employment before a specified time as defined by the Plan.

4.  Trustee and Administration of the Plan

First Bank  National Association is the Trustee of the Plan.  The
Plan  is   administered  by   IFG  with   the  assistance  of  an
Administrative Committee.   Administrative costs and expenses are
paid by IFG and its participating subsidiaries.

5.  Federal Income Taxes

The Plan administrator received a favorable determination letter dated October 11, 1989, from the United States Treasury Department stating that the Plan constitutes a qualified plan under Section 401(a) of the Internal Revenue Code (the Code) and that the trust created under the Plan is therefore exempt from federal income taxes under the provisions of Section 501(a).

The Plan administrator has filed for a new determination letter and believes that the Plan and its related trust continue to qualify under the provisions of Sections 401(a) and 501(a) of the Code and are exempt from federal income taxes.

Participants are not taxed currently on their pretax contributions, on the employers' contributions to the Plan, or on income earned by the Plan. Distributions to participants are generally subject to federal income tax at the time of distribution; however, such distributions may be offset to the extent of any after-tax contributions previously made by the participant.

6.  Reconciliation to Form 5500

Net assets available for plan benefits in the accompanying financial statements differ from Form 5500 as filed with the Internal Revenue Service, as follows (in thousands):

                                                 December 31,
                                              ------------------
                                                 1994     1993
                                              ------------------
Net assets available for plan benefits
 per Form 5500                                 $70,929  $86,212
Adjustments for distributions and
 diversifications payable                        2,741    4,101
                                               -------  -------
Net assets available for plan benefits per
 accompanying financial statements             $73,670  $90,313
                                               =======  =======


7.  Party-in-Interest Transactions

First Bank National Association is a party-in-interest with respect to the Plan. In the opinion of the Plan's trustee, transactions between the Plan and the Trustee are exempt from being considered as "prohibited transactions" under the ERISA
Section 408(b).

8.  Subsequent Events

Effective January 1, 1995, the following amendments were made to the Plan:

Eligibility - Participants may make pretax contributions to the plan the January 1 or July 1 following six months of service if they are at least 21 years of age.

Contributions - Participants may contribute 1 to 12 percent of eligible pay to either this Plan or the IFG Profit Sharing Plan. However, total participant pretax contributions to this Plan and the IFG Profit Sharing Plan cannot exceed 12 percent. The participant will receive a 40 percent employer match on pretax contributions up to 5 percent, not exceeding $3,000. All matching contributions continue to be paid to the IFG Stock Bonus Plan and invested in IFG common stock.

Loans -  Participants may  borrow up to 50 percent, not to exceed
$50,000, of certain account balances for any reason.

Dividend Pass-Through - Dividends earned on vested and nonvested shares of IFG common stock are paid directly to participants. Dividends paid to participants are subject to federal income tax in the year received. This change was made in conjunction with the Plan becoming an Employee Stock Ownership Plan.

In-Service Distributions - Participants may request in-service distributions for financial hardship only.

                                                       Schedule 1

                         IFG STOCK BONUS PLAN
           SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                          DECEMBER 31, 1994

                        (Dollars in thousands)
                                                           Market
Party Involved       Description       Shares      Cost    Value
- -----------------------------------------------------------------
(1) Inter-Regional   Inter-Regional   3,142,770  $41,831  $70,712
Financial Group,     Financial Group
Inc.                 Inc. Common
                     Stock

(1) First Bank       First Short-Term              1,123    1,123
Minneapolis          Investment Fund

(1) Plan             Loans Receivable              1,802    1,802
Participants         (Rate of interest           -------  -------
                     ranges from 7 to
                     11 percent)
                                                 $44,756  $73,637
                                                 =======  =======

(1) Known to be a party-in-interest.

See independent auditors' report.

                                                       Schedule 2

                         IFG STOCK BONUS PLAN
     REPORTABLE TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 1994

                        (Dollars in thousands)
                                                     Fair
                                                   Value of
                                                    Asset
                                                    as of
                          Number                    Date
           Description      of    Purchase           of     Net
Party           of        Trans-   Price/  Selling  Trans-  Gain/
Involved   Transaction    actions  Cost     Price  action  (Loss)
- -----------------------------------------------------------------
(1) First  Purchase of
Bank       First Short-
Minne-     Term Invest-
apolis     ment Fund       55    $8,756             $8,756     --

(1) First  Sales of First
Bank       Short-Term
Minne-     Investment
apolis     Fund           143             $8,400    $8,400     --

(1) Dain   Purchase of
Bosworth   IFG Common
Incorp-    Stock
orated                    210    $9,456             $9,456     --

(1)Dain    Sales of IFG
Bosworth   Common Stock
Incorp-
orated                     16            $10,122   $10,122 $5,171

(1) Known to be a party-in-interest.

See independent auditors' report.

                           SIGNATURES

Pursuant  to  the  requirements  of  Section  13  or 15(d) of the
Securities  Exchange  Act  of  1934,  the  Registrant  has   duly
caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTER-REGIONAL FINANCIAL GROUP, INC.

                             By:  Daniel J. Reuss
                                  --------------------
                                  Daniel J. Reuss
                                  Senior Vice President
                                  and Treasurer
                                  Dated: June 27, 1995

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

Irving Weiser               President, Chief Executive Officer
- -------------------------   (Principal Execitive Officer)
Irving Weiser               and Director

Daniel J. Reuss             Senior Vice President, and
- -------------------------   Treasurer (Principal Financial
Daniel J. Reuss             and Accounting Officer)

Susan S. Boren              Director
- -------------------------
Susan S. Boren

F. Gregory Fitz-Gerald      Director       By  Daniel J. Reuss
- -------------------------                      ----------------
F. Gregory Fitz-Gerald                         Daniel J. Reuss
                                           Pro Se and as
                                           Attorney-in-Fact
Richard D. McFarland        Chairman of    Dated: June 27, 1995
- -------------------------   the Board
Richard D. McFarland        and Director

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