Form 10-Q
period 1995-06-30
INTER REGIONAL FINANCIAL GROUP INC
filed 1995-08-14
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1995

                               or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
---          OF THE SECURITIES EXCHANGE ACT OF 1934


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

                 Yes       X            No

As of July 31, 1995, the Company had 8,097,515 shares of common stock outstanding.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
     REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995

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

         Condition and Results of Operations


II.  OTHER INFORMATION:

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Index of Exhibits

         Exhibits

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)

                                         June 30,    December 31,
                                           1995         1994
                                        ------------------------
                                              (Unaudited)
Assets:
  Cash and cash equivalents               $16,008      $22,764
  Cash and short-term investments
   segregated for regulatory purposes     421,000      338,000
  Receivable from customers               637,080      710,647
  Receivable from brokers and dealers     181,548      207,512
  Securities purchased under agreements
   to resell                              263,529      198,561
  Trading securities owned, at market     406,205      319,222
  Equipment, leasehold improvements and
   buildings, net                          31,829       30,082
  Other receivables                        68,031       78,787
  Deferred income taxes                    29,001       29,001
  Other assets                             13,657       18,035
                                        ---------    ---------
                                       $2,067,888   $1,952,611
                                        =========    =========

Liabilities and Shareholders' Equity:
Liabilities:
  Short-term borrowings                  $140,157     $150,193
  Drafts payable                           43,594       35,021
  Payable to customers                    882,073      868,541
  Payable to brokers and dealers          203,792      212,954
  Securities sold under repurchase
   agreements                             232,234      173,972
  Trading securities sold, but not yet
   purchased, at market                   175,861      116,883
  Accrued compensation                     60,369       68,755
  Other accrued expenses and accounts
   payable                                 72,124       77,344
  Accrued income taxes                      6,828        6,505
  Subordinated and other debt              43,983       47,023
                                        ---------    ---------
                                        1,861,015    1,757,191
                                        ---------    ---------
Shareholders' equity:
  Common stock                              1,012        1,005
  Additional paid-in capital               74,539       73,924
  Retained earnings                       131,322      120,491
                                        ---------    ---------
                                          206,873      195,420
                                        ---------    ---------
                                       $2,067,888   $1,952,611
                                        =========    =========

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per-share amounts)

                                Three Months         Six Months
                               Ended June 30,      Ended June 30,
                               1995     1994       1995     1994
                             ------------------------------------
Revenues:
 Principal transactions      $46,339   $31,056   $90,476  $66,845
 Commissions                  40,334    31,198    73,673   70,326
 Investment banking and
  underwriting                18,988    24,368    36,876   52,246
 Interest                     27,110    17,011    52,409   32,266
 Asset management              6,384     4,427    12,099    8,504
 Correspondent clearing        2,944     2,763     5,523    5,944
 Other                         5,115     6,775    10,186   12,538
                             -------   -------   -------  -------
Total revenues               147,214   117,598   281,242  248,669

Interest expense             (16,841)   (8,141)  (32,028)  15,533)
                             -------   -------   -------  -------
Net revenues                 130,373   109,457   249,214  233,136
                             -------   -------   -------  -------

Expenses excluding interest:
 Compensation and benefits    83,490    69,344   161,386  148,068
 Communications                9,860     9,136    19,912   17,686
 Occupancy and equipment
  rental                       8,174     6,774    16,155   13,472
 Travel and promotional        4,955     4,850     9,298    9,076
 Floor brokerage and clearing
  fees                         2,550     2,452     5,021    4,697
 Other                         7,797     7,254    15,169   14,430
                             -------   -------   -------  -------
Total expenses excluding
 interest                    116,826    99,810   226,941  207,429
Earnings:
 Earnings before income
  taxes                       13,547     9,647    22,273   25,707
 Income tax expense           (4,911)   (3,733)   (8,074)
(9,622)
                             -------    ------   -------  -------
Net earnings                  $8,636    $5,914   $14,199  $16,085
                             =======    ======   =======  =======
Earnings per common and
 common equivalent share:
  Primary                      $1.04      $.70     $1.71    $1.90
                             =======    ======   =======  =======
  Fully diluted                $1.03      $.70     $1.69    $1.90
                             =======    ======   =======  =======

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)

                                        Six Months Ended June 30,
                                            1995         1994
                                        -------------------------
Cash flows from operating activities:
 Net earnings                             $14,199       $16,085
 Adjustments to reconcile earnings to
  cash provided
  (used) by operating activities:
    Depreciation and amortization           4,395         3,753
    Deferred income taxes                  (1,078)       (2,613)
    Other non-cash items                    4,132         4,093
    Cash and short-term investments
     segregated for regulatory purposes   (83,000)      206,005
    Net receivable from/payable to
     brokers and dealers                   16,802       (17,848)
    Securities purchased under
     agreements to resell                 (64,968)     (160,974)
    Net trading securities owned and
     trading securities sold, but not
     yet purchased                        (28,005)       56,704
    Short-term borrowings and drafts
     payable of securities companies       13,537       (14,209)
    Net payable to customers               87,099      (127,685)
    Securities sold under repurchase
     agreements                            58,262        92,550
    Accrued compensation                   (8,386)      (32,622)
    Other                                   7,565       (14,235)
                                          -------       -------
Cash provided by operating activities      20,554         9,004
                                          -------       -------
Cash flows from financing activities:
 Proceeds from:
   Issuance of common stock                   625           387
   Subordinated and other debt                 __           237
 Payments for:
   Revolving credit agreement, net        (15,000)           __
   Subordinated and other debt             (3,040)       (1,168)
   Dividends on common stock               (2,588)       (1,962)
   Purchase of Common Stock                  (783)       (2,182)
                                         --------       -------
Cash (used) by financing activities       (20,786)       (4,688)
                                         --------       -------

Cash flows from investing activities:
 Proceeds from investment dividends
  and sales                                   174           641
 Payments for equipment, leasehold
  improvements and other                   (6,698)       (6,738)
                                          -------       -------
Cash (used) for investing activities       (6,524)       (6,097)
                                          -------       -------
Increase/(decrease) in cash and cash
 equivalents                               (6,756)       (1,781)
 Cash and cash equivalents:
   At beginning of period                  22,764        14,047
                                          -------       -------
   At end of period                       $16,008       $12,266
                                          =======       =======

Income tax payments totaled $7,697,000 and $187,000 and interest payments totaled $30,781,000 and $13,984,000 during the six months ended June 30, 1995 and 1994, respectively.


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A. Condensed Consolidated Financial Statements

   The  accompanying  unaudited  interim  consolidated  financial
   statements  have   been  prepared   in  accordance   with  the
   instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six month periods ended June 30, 1995, are not necessarily indicative of results expected for subsequent periods.

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

Summary

     Consolidated net earnings increased $2.7 million and net revenues increased $20.9 million during the 1995 second quarter over the same quarter of 1994. The Company's Retail business lines posted record results during the 1995 second quarter and the Company's Fixed Income business lines posted results 30 percent higher than the second quarter of 1994. Consolidated net earnings declined $1.9 million while net revenues increased $16.1 million during the first six months of 1995 versus the same period of 1994. Earnings comparisons for the 1995 first half were negatively impacted by the effects of operating expense increases associated with the significant growth during 1994 in the number of office locations and investment executives. Earnings comparisons for the 1995 second quarter were positively impacted by two primary factors : (1) the relative stability in interest rates in the United States during the 1995 period versus 1994 (the Federal Reserve Board initiated the first of a series of interest rate increases during the latter portion of the 1994 first quarter) and (2) the investments that the Company made in growing its primary businesses during 1994 that enabled the Company to capitalize on the second quarter 1995 resurgence of stock and bond markets. Additionally, the industry-wide transition from a five-day to a three-day settlement period ("T + 3") during June 1995 resulted in the Company recognizing two additional days of business during the 1995 second quarter. Management estimates that the T+3 transition had the effect of increasing net earnings by approximately $700,000, or 8 cents per share. Finally, net interest income continued to be a strong contributor to consolidated earnings for the quarter and first half due to favorable spreads on customer balances and an increase in average margin loan balances compared to the 1994 periods.

Results of Operations:

                                  Three Months       Six Months
                                 Ended June 30,    Ended June 30,
(Unaudited, in thousands)       1995       1994   1995      1994
                                ---------------------------------
Net revenues:
 Dain Bosworth Incorporated  $86,903  $68,003  $163,291 $148,644
 Rauscher Pierce
  Refsnes, Inc.               42,986   40,714    84,785   83,092
 Corporate, other and
  eliminations                   484      740     1,138    1,400
                             -------  -------   -------  -------
                            $130,373 $109,457  $249,214 $233,136
                             =======  =======   =======  =======

Earnings (Loss) before
 income taxes:
 Dain Bosworth Incorporated  $10,169   $5,884   $15,854  $17,296
 Rauscher Pierce
  Refsnes, Inc.                4,071    4,437     7,420    9,495
 Corporate, other and
  eliminations                  (693)    (674)   (1,001)  (1,084)
                             -------  -------   -------  -------
                             $13,547   $9,647   $22,273  $25,707
                            ========  =======   =======  =======

     Principal transaction revenues increased $15.3 million, or 49 percent, during 1995 second quarter versus the second quarter of 1994 due primarily to improved fixed income trading results, especially in taxable fixed income products, and, to a lesser degree, improved over-the-counter equity trading results. The composition of the increase in principal transaction revenues for the 1995 first half over the 1994 first half was similar. The improved fixed income trading results for both the quarter and year-to-date periods were primarily due to stronger fixed income markets brought about by a more stable interest rate environment than was present in 1994.

     Commission revenues increased $9.1 million, or 29 percent, for the quarter and $3.3 million, or 5 percent, for the first six months as a result of increased sales of listed and over-the-counter equity securities, a retail and institutional sales force that was approximately 9 percent larger in 1995 than 1994, an increase in the New York Stock Exchange's average daily trading volume and higher securities prices. Partially offsetting the items that positively impacted comparative commission revenue numbers were decreases in commissions generated from sales of mutual fund securities.

     Investment banking and underwriting revenues declined $5.4 million, or 22 percent, in the second quarter and $15.4 million, or 29 percent, in the first six months of 1995 versus the same periods of 1994 resulting from lower levels of corporate and municipal underwriting activity.

     Net interest income increased $1.4 million, or 16 percent, for the quarter and $3.6 million, or 22 percent, for the first half over prior year levels due to increased margin loan balances, which resulted largely from the 10-percent increase in the average number of retail investment executives. Partially offsetting the positive effect on net interest of margin loan balances was additional interest expense incurred due to $27 million of subordinated, long-term debt entered into by Dain Bosworth and Rauscher Pierce Refsnes late in the second half of 1994. As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains stable, the
Company expects net interest income to continue to be a significant component of its earnings. The Company continues to examine alternative cash management products and services that it may offer to customers with credit balances in their accounts. Management believes that implementation of new cash management products and services would not have a material effect on net earnings.

     Asset management revenues increased $2.0 million, or 44 percent, for the quarter and $3.6 million, or 42 percent, for the first half over prior year levels from higher levels of assets in managed account programs at Dain Bosworth and Rauscher Pierce Refsnes, as well higher levels of assets under management at IFG Asset Management Services, Inc.

     Compensation and benefits expense increased $14.1 million, or 20 percent, during the 1995 second quarter and $13.3 million, or 9 percent, during the 1995 first half versus the comparable periods of 1994. The increase for the quarter is due primarily to a 6-percent increase in the average number of employees, increased commissions paid to revenue-producing employees generating higher levels of operating revenues, increased transition pay resulting from the recruitment of significant numbers of investment executives during 1994 and increased incentive compensation accruals due to higher levels of earnings. The increase in compensation and benefits expense for the six-month period is principally the result of a 9-percent increase in the average number of employees, increased commissions paid to revenue-producing employees and increased transition pay to recruited investment executives. These increases were partially offset by lower incentive compensation accruals resulting from lower earnings than in the first six months of 1994.

     Expenses other than compensation and benefits increased $2.9 million, or 9 percent, for the quarter and $6.2 million, or 10 percent, year-to-date largely as a result of head count-driven increases in communications and market data service and increased occupancy costs related to the larger number and expansion of operating office locations.

     During the 1995 first half, management took steps to selectively pare expenses and reduce spending, generally in areas not related to revenue production. Nonetheless, management anticipates operating expenses will be somewhat higher during the remainder of 1995 compared to 1994 due to the effects of significant growth investments made during the last three quarters of 1994. While the environment in which the Company operates improved during the 1995 second quarter, management anticipates exercising continued selectivity regarding investments in the 1995 second half and also anticipates continued efforts to control expenses throughout the organization.

LIQUIDITY AND CAPITAL RESOURCES

     As described in Note K to the Consolidated Financial Statements of the Company's 1994 Annual Report on Form 10-K, Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and the New York Stock Exchange, Inc., measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At June 30, 1995, net capital was $49.4 million at Regional Operations Group, which was 7.2 percent of aggregate debit balances and $15.1 million in excess of the 5-percent requirement. At June 30, 1995, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $29.8 million and $18.6 million, respectively, in excess of the $1 million requirement.

     In April 1994 the Company's Board of Directors authorized a plan to repurchase up to 400,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing market prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through December 31, 1994, the Company had repurchased 162,500 shares in accordance with this program at a cost of $3.6 million. During the first half of 1995, 29,000 shares were repurchased at a cost of approximately $800,000.

     During the second quarter of 1995, the Company entered into a $15 million revolving credit facility to replace its $15 million facility that was set to expire on June 30, 1995. The new facility expires on June 30, 1997. As was the case with the expiring facility, the new agreement will be used for advances to subsidiaries and general corporate purposes.


                   PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

      The Company and its subsidiaries, Dain Bosworth and Rauscher Pierce Refsnes, are defendants in numerous civil actions and arbitrations incidental to their business involving alleged violations of federal and state securities laws and other laws. Some of these actions, including certain actions described in more detail in previous filings and below, have been brought on behalf of purported classes of plaintiffs claiming substantial damages.

      Rauscher Pierce Refsnes is one of 13 securities firm defendants named in a purported class action Smith, et al. v. Merrill Lynch & Co., Inc., et al. (SA CV-94-1063-LIIM), pending in the United States District Court for the Central District of California. The case arises out of the issuance of debt securities by Orange County, California ("the County") and participants in the Orange County Investment Pool ("the Pool Participants") between July 1992 and December 1994 ("the class period"). The County and the Orange County Investment Pool each commenced Chapter 9 bankruptcy proceedings on December 6, 1994. Several class action complaints against Merrill Lynch and certain other defendants were filed shortly thereafter; the cases were subsequently consolidated and amended to name additional defendants, including Rauscher Pierce Refsnes. Rauscher Pierce Refsnes was first served with the amended consolidated complaint in March 1995. The named plaintiffs allegedly purchased securities in numerous issues over the class period. Two of the issues specified in the complaint that were purchased by named plaintiffs involved Rauscher Pierce Refsnes as financial advisor or underwriter: a $299.7 million one-year tax and revenue anticipation note issue by a group of school districts in the name of the County in July 1994 in which Rauscher Pierce Refsnes was the financial advisor; and a $119.2 million long-term special tax bond issue by a community facilities district in July 1992 in which Rauscher Pierce Refsnes served as a co-managing underwriter along with two other securities firms. Both such issues have been paid in full or defeased. Plaintiffs purport also to represent purchasers of other securities issued by the County or Pool Participants during the class period, including securities issued in additional transactions in which Rauscher Pierce Refsnes acted as financial advisor, underwriter or pricing consultant. Plaintiffs allege violation of federal securities laws. They seek an unspecified amount of compensatory damages, rescission and other relief. Motions to dismiss have been filed on behalf of all defendants. Rauscher Pierce Refsnes believes that it has substantial and meritorious defenses available and plans to defend itself vigorously in this action.

      The Company and Dain Bosworth have been named as defendants in actions brought by nine insurance guaranty associations and certain individuals in connection with losses suffered under single premium deferred annuities issued by The Midwest Life Insurance Company ("MWL"), a former subsidiary acquired by the Company in 1980 and sold by it in early 1986. Such annuities were primarily sold through the retail sales force of Dain Bosworth and, to a limited extent, Rauscher Pierce Refsnes. MWL, which was sold two times subsequent to its sale by the Company in 1986 and was relocated from Nebraska to Louisiana by the final owners, Southshore Holding Corp., was declared insolvent and ordered liquidated by the State of Louisiana in August 1991. Generally, MWL policyholders have been reimbursed for their losses up to $100,000 per holder by state guaranty funds. The first of the actions, Karsian et al. v. IFG, Dain Bosworth and Rauscher Pierce Refsnes, pending in the United States District Court for the District of Colorado, was brought in August, 1993, as a purported class action on behalf of Colorado policyholders and was expanded in February 1994 to encompass a nationwide class. The plaintiffs in this action allege common law fraud, breach of fiduciary duty, negligence and negligent misrepresentation, civil conspiracy, RICO claims, breach of contract, and claims under the Investment Advisors Act of 1940 and various state laws. Subsequent to the filing of this action, legislation was enacted in Colorado to make MWL policyholders eligible for reimbursement by Colorado's guaranty association. The class claim, as well as the RICO, breach of contract and Investment Advisors Act claims were dismissed by the trial court in July 1995. The other nine actions were brought by the Life and Health Guaranty Associations of each of Iowa, Minnesota, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington and Wyoming, which succeeded to the rights of policyholders they reimbursed for MWL losses. These actions, which allege similar claims to the Colorado action but do not name Rauscher Pierce Refsnes as a defendant, were brought in April and May 1995 and are pending in the following state courts: Iowa District Court, Polk County; Hennepin County (Minnesota) District Court; Montana First Judicial Court, Lewis & Clark County; Nebraska District Court, Lancaster County; District Court, Cass County, North Dakota; Oregon Circuit Court of Multanomah County; South Dakota Second Judicial Circuit, Minnehaha County; Washington Superior Court for King County; and Wyoming District Court for Laramie County. The actions in Minnesota and South Dakota also are joined in by individual plaintiffs alleged to have suffered losses in excess of the amount reimbursed by the state guaranty associations. In the aggregate plaintiffs seek in excess of $64 million in compensatory damages, as well as punitive damages, interest, costs, attorneys' fees and other relief. The Company, Dain Bosworth and Rauscher Pierce Refsnes believe they have substantial and meritorious defenses available and plan to defend themselves vigorously in these actions.

      While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel as to certain of the actions pending against it and its subsidiaries, believes that the resolution of all such matters will not have a material adverse effect on the Company's consolidated financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the regular Annual Meeting of Stockholders of the Company held on May 2, 1995, the stockholders elected nine directors and ratified the appointment of KPMG Peat Marwick as the registrant's independent auditors.

      Voting results of each of these items were as follows:

      Election of Directors:

                                   For       Withheld
                                ---------    --------
      J.C. Appel                6,140,616     64,520
      S. Boren                  6,134,710     70,283
      F.G. Fitz-Gerald          6,134,710     70,426
      L. Perlman                6,135,938     69,198
      C.A. Rundell, Jr.         6,142,317     62,819
      Robert L. Ryan            6,146,528     58,608
      A.R. Schulze, Jr.         6,139,842     65,294
      D.A. Smith                6,139,889     65,247
      I. Weiser                 6,119,196     85,940


Ratification of Appointment of Auditors:

                    For      6,122,191
                    Against     45,505
                    Abstain     37,440


Item 5. OTHER INFORMATION

      Reference is  made to  Exhibit  28  filed  herewith  (Press
      Release announcing Louis C. Fornetti as the registrant's new chief financial officer).

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit 4.1   -  Sixth Amendment to Term Loan Agreement
                 dated June 29, 1995.
Exhibit 4.2   -  Credit Agreement Dated June 29, 1995.
Exhibit 10.1  -  Restricted Stock Agreement between the Company and Louis C. Fornetti dated July 17, 1995.
Exhibit 11    -  Computation of Net Earnings Per Share
Exhibit 27    -  Financial Data Schedule
Exhibit 28    -  Press Release announcing Louis C. Fornetti
                 as the registrant's new chief financial officer.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended
June 30, 1995.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INTER-REGIONAL FINANCIAL GROUP, INC.
                                          Registrant


Date:  August 14, 1995          By  Angela M. Chicoine
                                    ----------------------
                                    Angela M. Chicoine
                                    Vice President and Controller
                                    (Principal Accounting
                                     Officer)

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                 FOR QUARTER ENDED JUNE 30, 1995


Exhibit 4.1  -  Sixth Amendment to Term Loan Agreement dated
                June 29, 1995.

                Filed herewith.

Exhibit 4.2  -  Credit Agreement dated June 29, 1995.

                Filed herewith.

Exhibit 10.1 -  Restricted Stock Agreement between the Company and Louis C. Fornetti dated July 17, 1995.

                Filed herewith.

Exhibit 11  -  Computation of Net Earnings Per Share

               Filed herewith.

Exhibit 27  -  Financial Data Schedule

               Filed herewith.

Exhibit 28  -  Press Release announcing Louis C. Fornetti as the registrant's new chief financial officer.

               Filed herewith