Form 10-Q
period 1995-09-30
INTER REGIONAL FINANCIAL GROUP INC
filed 1995-11-13
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended September 30, 1995

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

                 Yes       X            No

As of October 31, 1995, the Company had 8,067,681 shares of common stock outstanding.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
  REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995

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

Signatures

Index of Exhibits

Exhibits

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)
                                     September 30,   December 31,
                                        1995            1994
                                             (Unaudited)
                                     ----------------------------
Assets:
Cash and cash equivalents                $20,020         $22,764
Cash and short-term investments
 segregated for regulatory purposes      459,000         338,000
Receivable from customers                703,934         710,647
Receivable from brokers and dealers      224,970         207,512
Securities purchased under
 agreements to resell                    300,196         198,561
Trading securities owned, at market      412,089         319,222
Equipment, leasehold improvements and
 buildings, net                           30,943          30,082
Other receivables                         67,921          78,787
Deferred income taxes                     29,001          29,001
Other assets                              15,787          18,035
                                          ------          ------
                                      $2,263,861      $1,952,611
                                       =========       =========

Liabilities and Shareholders' Equity:
Liabilities:
Short-term borrowings                   $181,537        $150,193
Drafts payable                            38,929          35,021
Payable to customers                     935,474         868,541
Payable to brokers and dealers           241,377         212,954
Securities sold under repurchase
 agreements                              268,951         173,972
Trading securities sold, but not yet
 purchased, at market                    184,988         116,883
Accrued compensation                      76,785          68,755
Other accrued expenses and accounts
 payable                                  71,863          77,344
Accrued income taxes                       6,747           6,505
Subordinated and other debt               42,697          47,023
                                          ------          ------
                                       2,049,348       1,757,191
                                       ---------       ---------
Shareholders' equity:
Common stock                               1,008           1,005
Additional paid-in capital                74,575          73,924
Retained earnings                        138,930         120,491
                                         -------         -------
                                         214,513         195,420
                                         -------         -------
                                      $2,263,861      $1,952,611
                                       =========       =========

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per-share amounts)
                           Three Months Ended   Nine Months Ended
                              September 30,       September 30,
                             1995      1994     1995       1994
                           --------------------------------------
Revenues:
Principal transactions     $44,608   $34,347  $135,084  $101,193
Commissions                 44,869    30,725   118,542   101,051
Investment banking and
 underwriting               23,059    20,107    59,935    72,353
Interest                    28,622    19,958    81,031    52,224
Asset management             7,285     5,180    19,384    13,684
Correspondent clearing       3,525     3,137     9,048     9,080
Other                        8,196     4,718    18,382    17,256
                             -----     -----    ------    ------
Total revenues             160,164   118,172   441,406   366,841
Interest expense           (17,058)  (10,307)  (49,086)  (25,840)
                           -------   -------   -------   -------
Net revenues               143,106   107,865   392,320   341,001
                           -------   -------   -------   -------

Expenses excluding interest:
Compensation and benefits   91,956    68,398   253,342   216,466
Communications              10,127     9,335    30,039    27,021
Occupancy and equipment
 rental                      8,186     7,042    24,341    20,514
Travel and promotional       4,890     4,727    14,188    13,803
Floor brokerage and
 clearing fees               2,713     2,360     7,734     7,057
Other                        8,268     6,662    23,437    21,092
                             -----     -----    ------    ------
Total expenses excluding
 interest                  126,140    98,524   353,081   305,953
                           -------    ------   -------   -------
Earnings:
Earnings before income
 taxes                      16,966     9,341    39,239    35,048
Income tax expense          (6,150)   (3,496)  (14,224)  (13,118)
                            ------    ------   -------   -------
Net earnings               $10,816    $5,845   $25,015   $21,930
                            ======     =====    ======    ======
Earnings per common and
 common equivalent share:
Primary                      $1.29      $.71     $3.00     $2,61
                              ====       ===      ====      ====
Fully diluted                $1.28      $.70     $2.95     $2.61
                              ====       ===      ====      ====

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)
                                 Nine Months Ended September 30,
                                         1995          1994
                                 -------------------------------
Cash flows from operating
 activities:
Net earnings                           $25,015       $21,930
Adjustments to reconcile earnings
 to cash provided (used) by
 operating activities:
 Depreciation and amortization           6,725         5,860
 Deferred income taxes                  (1,005)       (2,868)
 Other non-cash items                    6,558         5,448
 Cash and short-term investments
  segregated for regulatory purposes  (121,000)      218,495
 Net payable to brokers and dealers     10,965       (54,386)
 Securities purchased under
  agreements to resell                (101,635)     (270,621)
 Net trading securities owned and
  trading securities sold, but not
  yet purchased                        (24,762)        62,708
 Short-term borrowings and drafts
  payable of securities companies       50,252        (11,238)
 Net payable to customers               73,646       (143,503)
 Securities sold under repurchase
  agreements                            94,979        175,515
 Accrued compensation                    8,030        (26,574)
 Other                                     929         (9,986)
                                           ---         ------
Cash provided by operating activities   28,697         46,599
                                        ------         ------
Cash flows from financing activities:
Proceeds from:
 Issuance of common stock                  643            409
 Subordinated and other debt                --         17,237
Payments for:
 Revolving credit agreement, net       (15,000)            --
 Subordinated and other debt            (4,326)        (1,767)
 Dividends on common stock              (3,882)        (3,250)
 Purchase of common stock               (2,705)        (3,265)
                                        ------         ------
Cash provided (used) by financing
 activities                            (25,270)          9,364
                                       -------           -----
Cash flows from investing activities:
 Proceeds from investment dividends
  and sales                              1,776             641
 Payments for equipment, leasehold
  improvements and other                (7,947)         (9,733)
                                        ------          ------
Cash (used) for investing activities    (6,171)         (9,092)
                                        ------          ------
Increase/(decrease) in cash and cash
 equivalents                            (2,744)         46,871
 Cash and cash equivalents:
 At beginning of period                 22,764          14,047
                                        ------          ------
 At end of period                      $20,020         $60,918
                                        ======          ======

Income tax payments totaled $13,967,000 and $19,619,000 and interest payments totaled $47,620,000 and $25,092,000 during the nine months ended September 30, 1995 and 1994, respectively.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

A. Condensed Consolidated Financial Statements

   The  accompanying  unaudited  interim  consolidated  financial
   statements  have   been  prepared   in  accordance   with  the
   instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1995, are not necessarily indicative of results expected for subsequent periods.

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

Summary

     Consolidated net earnings increased 85 percent to $10.8 million and net revenues increased 33 percent to $143.1 million during the 1995 third quarter over the same quarter of 1994 as the Company's revenues grew faster than expenses. The Company's Retail business lines posted record revenues during the 1995 third quarter and the Company's Corporate Capital and Fixed Income business lines posted revenues 38 and 33 percent higher, respectively, than the third quarter of 1994. Consolidated net earnings increased $3.1 million, or 14 percent, while net revenues increased $51.3 million, or 15 percent, for the first nine months of 1995 versus the same period of 1994.

     Earnings comparisons for the 1995 third quarter and year-to-date period ended September 30, 1995, were positively impacted by two primary factors : (1) the relative stability in interest rates in the United States during the 1995 period versus 1994 (the Federal Reserve Board initiated the first of a series of interest rate increases during the latter portion of the 1994 first quarter) and (2) the investments that the Company made in growing its primary businesses during 1994 that enabled the Company to capitalize on the second and third quarter 1995 resurgence of stock and bond markets. Earnings comparisons for the quarter and year-to-date periods were negatively impacted by:
(1) the effects of operating expense increases associated with the significant growth during 1994 in the number of office locations and investment executives and (2) increased compensation and benefits expenses due to higher levels of revenue and profit-based incentive compensation expense. Finally, net interest income continued to be a strong contributor to consolidated earnings for the quarter and nine-month periods due to favorable spreads on customer balances and an increase in average margin loan balances compared to 1994.

Results of Operations:

                           Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                               1995      1994     1995       1994
                           --------------------------------------
Net revenues:
Dain Bosworth Incorporated   $93,045  $67,603  $256,336 $216,247
Rauscher Pierce Refsnes,
  Inc.                        49,020   39,261   133,805  122,353
Corporate, other and
  eliminations                 1,041    1,001     2,179    2,401
                               -----    -----     -----    -----
                            $143,106 $107,865  $392,320 $341,001
                             =======  =======   =======  =======
Earnings (Loss) before
 income taxes:
Dain Bosworth Incorporated   $13,501   $6,708   $29,355  $24,004
Rauscher Pierce Refsnes,
  Inc.                         5,320    3,137    12,740   12,632
Corporate, other and
  eliminations                (1,855)    (504)   (2,856)  (1,588)
                              ------     ----    ------   ------
                             $16,966   $9,341   $39,239  $35,048
                              ======    =====    ======   ======

     Principal transaction revenues increased $10.3 million, or 30 percent, during 1995 third quarter versus the third quarter of 1994 due primarily to improved over-the-counter equity and taxable fixed income trading results. On a year-to-date basis the largest component of the increase was improved revenues in taxable fixed income trading with smaller improvements in trading results for over-the-counter equity and tax-exempt fixed income securities. The improved trading results for both the quarter and year-to-date periods were primarily due to the increased securities prices as well as increased trading volumes associated with a larger institutional fixed income sales force and more stable interest rate and financial market environments than were present in 1994.

Commission revenues increased $14.1 million, or 46 percent, for the quarter and $17.5 million, or 17 percent, for the nine month period as a result of increased agency sales of over-the-counter equity and listed equity securities by larger retail and institutional sales forces. Such sales forces were approximately 4 percent larger for the quarter and 8 percent larger year-to-date than the comparable 1994 periods. Also contributing to the increases were higher New York Stock Exchange average daily trading volumes and higher securities prices. While commission revenues generated from sales of mutual fund securities were slightly higher in the third quarter of 1995 than the third quarter of 1994, they were slightly lower on a year-to-date basis.

     Investment banking and underwriting revenues increased $3.0 million, or 15 percent, in the third quarter and declined $12.4 million, or 17 percent, in the nine months ended September 30, 1995, versus the comparable periods of 1994. The increase in revenues for the quarter was primarily the result of increased fees and underwriting revenues earned from municipalites and other state and local governmental entities as well as increased underwriting activity from corporate clients. The decrease over the nine-month period is primarily due to first-half 1995 declines in corporate underwriting transactions and fees and fewer syndicate participations. These declines were partially offset by increases in fees and underwriting revenues earned from municipalities and other state and local governmental entities.

     Net interest income increased $1.9 million, or 21 percent, for the quarter and $5.6 million, or 21 percent, for the first three quarters of 1995 over prior year levels due primarily to increased margin loan balances, which resulted largely from increases in the average number of retail investment executives (3 percent for the quarter and 7 percent year-to-date), increased individual investor activity by a larger number of Dain Bosworth and Rauscher Pierce Refsnes customers and increased securities lending and borrowing activities. Partially offsetting these positive factors impacting net interest income was additional interest expense incurred due to $27 million of subordinated, long-term debt entered into by Dain Bosworth and Rauscher Pierce Refsnes in September and October of 1994. As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains stable, the Company expects net interest income to continue to be a significant component of its earnings. The Company continues to examine alternative cash management products and services that it may offer to customers with credit balances in their accounts. Management believes that implementation of new cash management products and services would not have a material effect on net earnings.

     Asset management revenues increased $2.1 million, or 41 percent, for the quarter and $5.7 million, or 42 percent, for the year-to-date period over prior year levels from higher levels of assets in managed account programs at Dain Bosworth and Rauscher Pierce Refsnes, as well higher levels of assets under management at IFG Asset Management Services, Inc.

     Approximately $1.6 million of the $3.5 million, or 74 percent increase in other revenues for the quarter was the result of gains related to the sale of securities previously obtained as part of compensation for underwriting activity. The remainder of the increase for the quarter, as well as the majority of the increase for the year-to-date period, relates principally to increased service, IRA and other fees charged to Dain Bosworth and Rauscher Pierce Refsnes customers.

     Compensation and benefits expense increased $23.6 million, or 34 percent, during the 1995 third quarter and $36.9 million, or 17 percent, for the first three quarters of 1995 over the comparable 1994 periods. The increases for the quarter and 9-month periods, respectively, are due primarily to increased commissions paid to revenue-producing employees generating higher levels of operating revenues, increased incentive compensation accruals due to higher levels of year-to-date earnings, increased transition pay resulting from the recruitment of significant numbers of investment executives during 1994 and a 3-percent increase and 6-percent increase, respectively, in the average number of employees. Adjustments to incentive compensation accruals at the parent company based on increased levels of consolidated earnings are the principal reasons for the increases in the size of the "corporate and other" pretax loss for both the quarter and year-to-date periods.

     Expenses other than compensation and benefits increased $4.1 million, or 13 percent, for the quarter and $10.3 million, or 11 percent, year-to-date largely as a result of head count and volume-driven increases in communications and market data services, increased occupancy costs related to the larger number and expansion of existing operating office locations and increased legal expenses.

During the 1995 first half, management took steps to selectively pare expenses and reduce or defer spending in light of the market uncertainty in the first half of the year. Nonetheless, management anticipates operating expenses will be somewhat higher during the remainder of 1995 compared to 1994, in part due to the effects of significant growth investments made during the last three quarters of 1994. While the environment in which the Company operates improved during the 1995 second and third quarters, management anticipates exercising continued selectivity regarding investments in the 1995 fourth quarter and also anticipates continued efforts to control expenses throughout the organization.

LIQUIDITY AND CAPITAL RESOURCES

     As described in Note K to the Consolidated Financial Statements of the Company's 1994 Annual Report on Form 10-K, Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and the New York Stock Exchange, Inc., measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At September 30, 1995, net capital was $59.7 million at Regional Operations Group, which was 8.0 percent of aggregate debit balances and $22.3 million in excess of the 5-percent requirement. At September 30, 1995, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $42.5 million and $16.4 million, respectively, in excess of the $1 million requirement.

     During the second quarter of 1995, the Company entered into a $15 million revolving credit facility to replace its $15 million facility that was set to expire on June 30, 1995. The new facility expires on June 30, 1997. As was the case with the expiring facility, the new agreement will be used for advances to subsidiaries and general corporate purposes.

     The Company anticipates entering into a seven-year operating lease during the fourth quarter of 1995 to finance various leaseholds and furnishings for the new Dallas headquarters space Rauscher Pierce Refsnes began to occupy September 1, 1995. The total commitment for the lease is expected to be between $4 and $5 million.

     In April 1994 the Company's Board of Directors authorized a plan to repurchase up to 400,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing market prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through December 31, 1994, the Company had repurchased 162,500 shares in accordance with this program at a cost of $3.6 million. During the first three quarters of 1995, 90,300 shares were repurchased at a cost of approximately $2.8 million.

     On October 31, 1995, the Company's Board of Directors declared a three-for-two stock split to be effected in the form of a 50-percent stock dividend payable on December 20, 1995, to shareholders of record at the close of business on December 6, 1995. The Company believes that this action will help broaden public interest in and improve trading liquidity of the Company's stock. After the stock dividend, there will be approximately
12.1 million  of the  Company's shares  outstanding.   As part of
this action, the Company's Board of Directors increased the numbers of shares authorized to be repurchased from 400,000 to 600,000. Approximately 219,000 shares (on a post-split basis) remained to be repurchased under the share-repurchase program as of October 31, 1995.

                   PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit 10.1 - Agreement between registrant and
     David A. Smith.
     Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K

     One report on Form 8-K was filed during the quarter ended
     September 30, 1995.

     Item reported:

     Item 5 - Other Events - (Press release regarding resignation of David A. Smith as director and executive officer of registrant and as Chairman, President and Chief Executive Officer of
Rauscher Pierce Refsnes, Inc., a subsidiary of registrant).

      Date of Report - September 27, 1995.

      Financial Statements Filed - None.

                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         INTER-REGIONAL FINANCIAL GROUP, INC.
                                    Registrant

Date:  November 10, 1995   By  Louis C. Fornetti
                               ---------------------
                               Louis C. Fornetti
                               Executive Vice President,
                               Chief Financial Officer and
                               Treasurer

                           By  Angela M. Chicoine
                               ---------------------
                               Angela M. Chicoine
                               Vice President and Controller
                               (Principal Accounting Officer)

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
              FOR QUARTER ENDED SEPTEMBER 30, 1995

Exhibit 10.1 - Agreement between registrant and David A. Smith.

               Filed herewith.

Exhibit 11 -   Computation of Net Earnings Per Share

               Filed herewith.

Exhibit 27 -   Financial Data Schedule

               Filed herewith.