Form 10-K405
period 1995-12-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1996-03-28
CIK 50916

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1995
                                or
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes       X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

As of February 29, 1996, 12,093,319 shares of common stock were outstanding, and the aggregate market value of the common shares (based upon the closing price at February 29, 1996, on the New York Stock Exchange) of Inter-Regional Financial Group, Inc., held by non-affiliates was approximately $150,185,044.

               Documents Incorporated by Reference

       Portions of the Proxy Statement of Registrant to be
          filed within 120 days of December 31, 1995 are
            incorporated in Part III of this report.

                             PART I

ITEM 1. BUSINESS:

     (a)  General Development of Business.

     Inter-Regional Financial Group, Inc. (the "Company") is a holding company, formed in 1973 and based in Minneapolis, Minnesota. The Company offers regional securities broker-dealer and investment banking services through its wholly owned subsidiaries, Dain Bosworth Incorporated ("Dain Bosworth"), headquartered in Minneapolis, Minnesota, and Rauscher Pierce Refsnes, Inc. ("Rauscher Pierce Refsnes"), headquartered in Dallas, Texas. The Company's largest subsidiary, Dain Bosworth, serves the Midwest, Rocky Mountain and Pacific Northwest regions of the United States. At December 31, 1995 Dain Bosworth had 1,896 employees located in 18 states. Rauscher Pierce Refsnes primarily serves the Southwest region of the United States. At December 31, 1995 Rauscher Pierce Refsnes had 970 employees located in eight states. Each of Dain Bosworth and Rauscher Pierce Refsnes, as well as 169 correspondent brokerage firms serviced through Rauscher Pierce Refsnes' RPR Correspondent Services unit ("RPR Correspondent Services"), based in St. Louis, Missouri, clears and settles all securities trades on a fully disclosed basis through Regional Operations Group, Inc. ("ROG"), a third wholly owned subsidiary and registered broker-dealer based in Minneapolis. ROG, which also provides technology and information services to IFG and its subsidiaries, had 326 employees at December 31, 1995. IFG Asset Management Services, Inc. ("AMS"), the Company's wholly owned money management subsidiary, manages a series of mutual funds, Great Hall Investment Funds, and also provides fixed income portfolio management services through its Insight Investment Management ("Insight Management") division. AMS, which was restructured in January 1995, has also begun to develop services to support the sale by Dain Bosworth and Rauscher Pierce Refsnes investment executives of externally managed mutual funds, cash management products and other externally managed packaged products. The Company is a Delaware corporation with its executive offices located at Dain Bosworth Plaza, 60 South Sixth Street,
Minneapolis, Minnesota   55402-4422.   Its  telephone  number  is
(612) 371-7750.

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


              INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                REVENUES BY SOURCE
                              (Dollars in thousands)
                                             Year Ended December 31,
                          -----------------------------------------------------
                                 1995              1994             1993
                          ------------------ ----------------- ----------------
                                    Percent           Percent           Percent
                            Amount   -age     Amount   -age     Amount   -age
                          --------- -------- -------- -------- -------- -------
Principal Transactions:
 Corporate securities     $107,406   17.7%   $86,825   17.5%   $87,498   17.1%
 Municipal obligations      33,245    5.5     26,343    5.3     23,324    4.6
 Government obligations
  and other                 38,529    6.3     25,959    5.2     28,482    5.5
                          --------   ----   --------   ----   --------   ----
    Total                  179,180   29.5    139,127   28.0    139,304   27.2
                          --------   ----   --------   ----   --------   ----
Commissions:
 Listed securities          79,634   13.1     68,037   13.7     71,768   14.0
 Mutual funds               45,198    7.4     41,717    8.4     45,913    9.0
 Over-the-counter
  securities                29,507    4.9     16,033    3.2     16,408    3.2
 Insurance and annuity
  products                  12,703    2.1     11,241    2.3      7,822    1.6
 Options                     5,845    1.0      4,434    0.9      3,919    0.8
 Commodities and other       3,100    0.5      1,422    0.3      1,280    0.2
                          --------   ----   --------   ----   --------   ----
    Total                  175,987   29.0    142,884   28.8    147,110   28.8
                          --------   ----   --------   ----   --------   ----
Investment Banking and
 Underwriting:
 Corporate                  44,432    7.3     44,775    9.0     57,911   11.3
 Municipal                  42,262    7.0     49,433   10.0     71,239   13.9
 Other                       3,069    0.5      2,503    0.5        453    0.1
                          --------   ----   --------   ----   --------   ----
    Total                   89,763   14.8     96,711   19.5    129,603   25.3
                          --------   ----   --------   ----   --------   ----
Interest:
 Customer margin accounts   55,603    9.2     37,307    7.5     23,375    4.6
 Trading inventories
  and other                 30,596    5.0     20,477    4.1     15,319    3.0
 Deposits and short-term
  investments               23,194    3.8     17,386    3.5     16,173    3.1
                          --------   ----   --------   ----   --------   ----
     Total                 109,393   18.0     75,170   15.1     54,867   10.7
                          --------   ----   --------   ----   --------   ----
Asset Management:
 Individual and
  institutional accounts    16,521    2.7     11,349    2.3      6,483    1.3
 Money market funds          9,972    1.7      7,115    1.4      5,915    1.1
 Other mutual funds            595    0.1        489    0.1        419    0.1
                          --------   ----   --------   ----   --------   ----
    Total                   27,088    4.5     18,953    3.8     12,817    2.5
                          --------   ----   --------   ----   --------   ----

Correspondent Clearing      12,484    2.1     11,590    2.4     11,499    2.3
Other                       12,852    2.1     11,854    2.4     16,415    3.2
                          --------   ----   --------   ----   --------   ----
    Total revenues        $606,747  100.0%  $496,289  100.0%  $511,615  100.0%
                          ========  =====   ========  =====   ========  =====

     (c)  Narrative Description of Business

Securities Business

     General. The securities broker-dealer and investment banking activities of the Company are conducted through Dain Bosworth and Rauscher Pierce Refsnes. Both Dain Bosworth and Rauscher Pierce Refsnes deal in securities of and are market-makers for entities based throughout the United States. In general, research and investment banking activities are concentrated on entities based in their respective regions. At December 31, 1995 Dain Bosworth had 834 retail sales representatives and 75 institutional sales representatives in 67 offices located in 18 states and Rauscher Pierce Refsnes had 294 retail sales representatives and 40 institutional sales representatives in 28 offices located in seven states. Both firms are member firms of the New York Stock Exchange ("NYSE") and are registered in the NASDAQ system as market makers. At December 31, 1995 Dain Bosworth was registered as a market maker for 318 companies and Rauscher Pierce Refsnes was registered as a market maker for 235 companies.

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

     Principal Transactions. Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities and corporate equity securities and recognize profits or losses on transactions in, or fluctuations in the value of, such securities held in inventory. These inventories require the commitment of substantial capital and expose the companies to the risk of a loss if market prices of the securities held in inventory decrease. General market conditions, interest rates and the financial prospects for issuers of such securities may affect the market price of securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are periodically reviewed.

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

     Investment Banking and Underwriting Activities. Dain Bosworth and Rauscher Pierce Refsnes earn investment banking revenues by assisting clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. The syndicate departments coordinate the distribution of managed and co-managed corporate equity underwritings, accept invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocate and merchandise Dain Bosworth's and Rauscher Pierce Refsnes' selling allotments to their branch office systems, to institutional clients and to other broker-dealers. Both companies are also among the leaders in their respective regions in the origination, syndication and distribution of securities of municipalities, state and local agencies, health care organizations and financial institutions. Participation in underwritings can expose the companies to material risk since the possibility exists that securities they have committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. In addition to public offerings and private placements, Dain Bosworth and Rauscher Pierce Refsnes provide other consulting services, including providing valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

     Customer Financing. A significant portion of Dain Bosworth's and Rauscher Pierce Refsnes' profitability is derived from net interest income, the major portion of which relates to customer balances. Customer transactions are effected on either a cash or margin basis. Purchases on a cash basis require full payment by the designated settlement date, generally the third business day following the transaction date. ROG carries all customer balances of each of Dain Bosworth, Rauscher Pierce Refsnes and the correspondent introducing firms serviced by RPR Correspondent Services and allocates interest income and expense related to customers, as well as uncollectible amounts due from customers, back to Dain Bosworth and Rauscher Pierce Refsnes and, through Rauscher Pierce Refsnes, to such correspondent introducing firms. Both Dain Bosworth and Rauscher Pierce Refsnes are at risk in the event a customer fails to settle a trade and the value of the securities declines subsequent to the transaction date. When a purchase is made on a margin basis, Dain Bosworth or Rauscher Pierce Refsnes, through ROG, extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board, the NYSE and the internal policies of Dain Bosworth, Rauscher Pierce Refsnes and ROG, which are generally more stringent than applicable regulations. In permitting customers to purchase on margin, Dain Bosworth and Rauscher Pierce Refsnes, through ROG, take the risk that a market decline could reduce the value of the collateral securing the margin loan below the amount of the customer's indebtedness and that the customer might be unable to repay the indebtedness. Interest is charged at a floating rate based on amounts borrowed by customers to finance purchases on margin. The rate charged is dependent on the average net debit balance in the customer's accounts, the activity level in the accounts and the applicable cost of funds.

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

     Research Activities. Both Dain Bosworth and Rauscher Pierce Refsnes have research departments which provide analysis, investment recommendations and market information with an emphasis on companies located in their respective regions. At December 31, 1995 Dain Bosworth had 20 securities analysts and Rauscher Pierce Refsnes had 11. Both companies also purchase certain research products from independent research organizations to supplement their internal research activities.

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

     Uniform Net Capital Rule. As broker-dealers and member firms of the NYSE, Dain Bosworth, Rauscher Pierce Refsnes and ROG are subject to the Uniform Net Capital Rule (the "Rule") promulgated by the Securities and Exchange Commission. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing net capital. ROG, which carries all of the customer accounts of Dain Bosworth, Rauscher Pierce Refsnes and the correspondent firms serviced through RPR Correspondent Services, currently uses what is generally referred to as the alternative method. Minimum net capital is defined under this method to be equal to 2 percent of customer debit balances, as defined. The NYSE may also require a member organization to reduce its business if net capital is less than 4 percent of such aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its net capital is less than 5 percent of such aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets such as a company's trading securities. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the Securities and Exchange Commission and other regulatory bodies and may ultimately require its liquidation. Dain Bosworth and Rauscher Pierce Refsnes, which do not carry customer accounts, must maintain minimum net capital of approximately $1.4 million and $1.0 million, respectively. At all times, Dain Bosworth, Rauscher Pierce Refsnes and ROG have maintained their net capital above the required levels. See Note J to "Consolidated Financial Statements."

Money Management

     AMS, formerly known as Insight Investment Management, Inc., was restructured in January 1995 into a new financial services organization supporting all mutual fund and cash management products sold by Dain Bosworth and Rauscher Pierce Refsnes. This shared service strategy was expanded in early 1996 to include product management responsibility for all externally managed packaged products and services sold by Dain Bosworth and Rauscher Pierce Refsnes. In addition, AMS, a registered investment advisor, continues to conduct the portfolio management business of Insight Investment Management, a division of AMS, including the provision of fixed income portfolio management services to Great Hall Investments Funds, Inc., ("Great Hall") and to individual and institutional clients. Great Hall is an open-end management investment company that currently offers shares in five series, each of which is, in essence, a separate mutual fund. Three of the Great Hall series are "money market" funds and the remaining two series invest primarily in longer-term municipal securities. Although Insight Management's expertise has historically been in the tax-exempt fixed-income area, AMS plans to develop and expand the division's taxable fixed income management capabilities and to market such expanded services primarily to institutional investors.

Clearing and Other Services

     ROG clears and settles trades on a fully disclosed basis for Dain Bosworth, Rauscher Pierce Refsnes and the correspondent introducing firms clearing through them. RPR Correspondent Services, formerly known as RPR Clearing Services, a division of Rauscher Pierce Refsnes, is in the business of marketing correspondent clearing services provided by ROG. As of December 31, 1995 ROG provided clearing services to 169 correspondent introducing firms introduced through RPR Correspondent Services and one correspondent firm introduced through Dain Bosworth. ROG also provides data processing and technology services to the Company and its subsidiaries. Correspondent firms introduced through RPR Correspondent Services or otherwise and cleared through ROG are charged fees based on their use of services.

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

     RPR Correspondent Services competes for the business of correspondent introducing brokers on the basis of service, product selection, reputation and price.

     AMS' Insight Management division competes with other fixed income portfolio managers principally on the basis of portfolio performance, price and service.

Employees

     At December 31, 1995 the Company had approximately 3,270 full-time employees. Of these, 1,896 were employed by Dain Bosworth, 970 were employed by Rauscher Pierce Refsnes, 326 were employed by ROG and the rest were employed by AMS or the holding company. None of the Company's employees is represented by a collective bargaining unit.

ITEM 2. PROPERTIES:

     The headquarters and administrative offices of the Company, Dain Bosworth, AMS and ROG are located in three buildings in downtown Minneapolis, Minnesota, including the Dain Bosworth Plaza. The Company began occupying space in the Dain Bosworth Plaza under a long-term operating lease in January 1992. The Company's office space in a second building remains under a long-term lease commitment and was renovated in 1992 to facilitate the consolidation of the Company's clearance and settlement functions into ROG (see "Clearing and Other Services"). Additional space in a third building in Minneapolis was obtained in 1994 by ROG under an operating lease to facilitate growth. Rauscher Pierce Refsnes leases office space in Dallas, Texas that is used as its corporate headquarters. During 1994 Rauscher Pierce Refsnes entered into a long-term operating lease for new headquarters space in Dallas, Texas which it began to occupy during the 1995 third quarter. Both Dain Bosworth and Rauscher Pierce Refsnes have extensive branch office systems which lease space in various locations throughout their regions. The Company believes that its facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

     Further information about the lease obligations of the Company is provided in Note H to the "Consolidated Financial
Statements."

ITEM 3. LEGAL PROCEEDINGS:

     The Company and/or its subsidiaries, Dain Bosworth and Rauscher Pierce Refsnes, are defendants in various civil actions and arbitrations incidental to their businesses involving alleged violations of federal and state securities laws and other laws. Some of these actions, including the actions described in more detail below, claim substantial damages. Some of the actions have also been brought on behalf of purported classes of plaintiffs and relate to underwritings of securities.

     Midwest Life Insurance Litigation

                 The Company and Dain Bosworth have been named as defendants in ten actions brought by insurance guaranty associations and certain individuals in connection with losses suffered under single premium deferred annuities issued by the Midwest Life Insurance Company ("MWL"), a former subsidiary acquired by the Company in 1980 and sold by it in early 1986. Rauscher Pierce Refsnes has also been named as a defendant in one of such actions. Such annuities were primarily sold through the private client sales force of Dain Bosworth and, to a limited extent, Rauscher Pierce Refsnes. MWL, which was sold two times subsequent to its sale by the Company in 1986 and was relocated from Nebraska to Louisiana by the final owners, Southshore Holding Corp., was declared insolvent and ordered liquidated by the State of Louisiana in August 1991. Generally, MWL policyholders have been reimbursed for their losses up to $100,000 per holder by the state guaranty funds. The plaintiffs (or real parties in interest) in these cases are certain individual policyholders and/or the Life and Health Guaranty Associations of each of Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington and Wyoming, which claim to have succeeded to the rights of policyholders they reimbursed for MWL losses. Plaintiffs in the aggregate seek to recover in excess of $64 million in compensatory damages, as well as punitive damages, interest, costs, attorneys' fees and other relief.

                  The first of these actions, Karsian, et al. v. Inter-Regional Financial Group, Inc., Dain Bosworth Incorporated and Rauscher Pierce Refsnes, Inc., is pending in the United States District Court for the District of Colorado and was initially brought in August 1993 as a purported class action. The court has since held, however, that there are no proper class claims. The plaintiffs in this action seek approximately $10.7 million in compensatory damages and allege common law fraud, breach of fiduciary duty, negligence and negligent misrepresentation, civil conspiracy, RICO claims, breach of contract, and claims under the Investment Advisors Act of 1940 and various state laws. The RICO, breach of contract, and Investment Advisors Act claims were dismissed by the trial court along with the class claims in July 1995.

                    The other nine actions, which were brought in April and May 1995, allege similar claims to the Colorado action. In the South Dakota and Minnesota cases, the Guaranty Associations also allege intentional infliction of economic harm. These actions are captioned and pending as follows, and the plaintiffs in each action seek the amount of compensatory damages indicated in parentheses:

     Iowa Life and Health Insurance Guaranty Ass'n v. Inter-
     Regional Financial Group, Inc. and Dain Bosworth
     Incorporated  (Iowa Dist. Ct., Polk County) ($5.7 million)

     C. Randolph, L. Schnobrich, V. Troumbly, P. Dumke, E. Davis and Minnesota Life and Health Insurance Guaranty Ass'n v. Inter-Regional Financial Group, Inc. and Dain Bosworth Incorporated (Dakota County Dist. Ct.) ($32.2 million)

     Montana Life and Health Insurance Guaranty Ass'n v. Inter-
     Regional Financial Group, Inc. and Dain Bosworth
     Incorporated, (Montana First Judicial Court, Lewis & Clark
     County) ($3.4 million)

     Nebraska Life and Health Insurance Guaranty Ass'n v. Inter-
     Regional Financial Group, Inc. and Dain Bosworth
     Incorporated, (Nebraska Dist. Ct., Lancaster County) ($2.8 million)

     North Dakota Life and Health Insurance Guaranty Ass'n v.
     Inter-Regional Financial Group, Inc. and Dain Bosworth
     Incorporated, (District Court, Cass County, North Dakota)
     ($2.1 million)

     Oregon Life and Health Insurance Guaranty Ass'n v. Inter-
     Regional Financial Group, Inc. and Dain Bosworth
     Incorporated, (Oregon Circuit Court of Multnomah County)
     ($.5 million)

     South Dakota Life and Health Insurance Guaranty Ass'n v.
     Inter-Regional Financial Group, Inc. and Dain Bosworth
     Incorporated, (South Dakota Second Judicial Circuit,
     Minnehaha County) ($1.7 million)

     Washington Life and Health Insurance Guaranty Ass'n v.
     Inter-Regional Financial Group, Inc. and Dain Bosworth
     Incorporated, (Washington Superior Court for King County)
     ($2.1 million)

     Wyoming Life and Health Insurance Guaranty Ass'n v. Inter-
     Regional Financial Group, Inc. and Dain Bosworth
     Incorporated, (Wyoming District Court for Laramie County)
     ($2.7 million)

                 Motions to dismiss have been filed and denied in each of these actions, except that (a) claims for punitive damages were dismissed in the Montana, Oregon, South Dakota and Wyoming cases, (b) claims for attorney's fees were dismissed in the Montana and Oregon cases, (c) certain specific causes of action were dismissed or withdrawn in the Montana, North Dakota, Oregon and South Dakota cases, and
     (d)  the   Iowa  Guaranty   Association   was   ordered   to
     particularize its claims on an individual policyholder basis.

                   The Company, Dain Bosworth and Rauscher Pierce
     Refsnes believe  that they  have substantial and meritorious
     defenses  available,   and  they  are  defending  themselves
     vigorously in these actions.

     The Resolution Trust Corporation

                    Rauscher Pierce Refsnes and Robert H. Brown, Rauscher Pierce Refsnes' executive vice president of equity capital markets, have been named as defendants in an action Resolution Trust Corporation, as receiver for Western Savings & Loan Association, F.A. vs. Express America Holdings Corporation; Smith Barney Harris Upham & Co.; Rauscher Pierce Refsnes, Inc., et al, brought in the U.S. District Court in Phoenix, Arizona in December 1995. The Resolution Trust Corporation (the "RTC") in connection with the May 1991 sale by the RTC of the stock of WESAV Mortgage Corporation ("WESAV"), a subsidiary of Western Savings & Loan Association, F.A., through an auction process in which Rauscher Pierce Refsnes acted as broker and Smith Barney Harris Upham & Co. ("Smith Barney") acted as financial advisor for the RTC. WESAV was sold to First Western Partners, the predecessor to Express America Holdings Corporation ("Express America") for a gross acquisition price of approximately $45 million, including the assumption of approximately $19 million in liabilities. In addition to the corporate defendants and Mr. Brown, the RTC also named as defendants in the action Smith Barney, Express America, Express America's chief executive officer and chief financial officer, the former chief executive officer and former chief financial officer of WESAV, and certain other individuals. The RTC alleges negligence, breach of contract, breach of fiduciary duty and fraud and seeks compensatory damages in excess of $20 million and punitive damages of $60 million, along with interest, costs and other relief. Effective January 1, 1996 the RTC was merged into the Federal Deposit Insurance Corporation.

                Rauscher Pierce Refsnes, Mr. Brown and the other defendants have filed motions to dismiss these claims. Rauscher Pierce Refsnes and Mr. Brown believe that they have substantial and meritorious defenses available, and they are defending themselves vigorously in this action.

          While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel as to certain of the actions pending against the Company and/or its subsidiaries, believes that the resolution of all such matters will not have a material adverse effect on the consolidated financial condition or results of operations of the Company as set forth in the consolidated financial statements contained herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1995.

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

                                    Principal Occupation and
                                      Business Experience
Name                Age             for the Past Five Years
-----------------------------------------------------------------

John C. Appel        47       President   and   Chief   Operating
                              Officer,       Dain        Bosworth
                              Incorporated, since  February 1994.
                              Executive  Vice   President,   IFG,
                              since April  1990;  Executive  Vice
                              President   and   Chief   Financial
                              Officer,       Dain        Bosworth
                              Incorporated,   April    1990    to
                              February   1994.      Senior   Vice
                              President, IFG,  from May  1986  to
                              April   1990;    Chief    Financial
                              Officer,  IFG,  from  May  1986  to
                              February  1994.     Member  of  IFG
                              Executive Committee.

Angela M. Chicoine   33       Controller and  Acting Director  of
                              Corporate Audit,  IFG, since  March
                              1995; Vice  President,  IFG,  since
                              June 1993;  Director  of  Corporate
                              Audit, IFG, from June 1993 to March
                              1995.      Field   Audit   Manager,
                              Honeywell, Inc.,  from January 1992
                              to  June   1993.    Audit  Manager,
                              Coopers &  Lybrand, from  June 1989
                              to January 1992.

B. J. French         59       Vice  President   and  Director  of
                              Corporate       and        Investor
                              Communications, IFG, since November
                              1991.     Director   of   Corporate
                              Communications     and     Investor
                              Relations, Tonka  Corporation, from
                              December 1989 to September 1991.

Louis C. Fornetti    46       Executive  Vice   President,  Chief
                              Financial  Officer  and  Treasurer,
                              IFG, since  August  1995.    Senior
                              Vice President  and Chief Financial
                              Officer, American Express Financial
                              Advisors, Inc. (formerly IDS), from
                              October 1993  to July  1995; Senior
                              Vice   President    and   Corporate
                              Controller,    American     Express
                              Financial  Advisors,   Inc.,   from
                              March 1988 to October 1993.  Member
                              of IFG Executive Committee.

Jerry W. Hayes       50       President   and   Chief   Executive
                              Officer, Regional Operations Group,
                              Inc., since  May 1992.  Senior Vice
                              President,      Dain       Bosworth
                              Incorporated,  from   May  1992  to
                              November    1992.    Senior    Vice
                              President,      Marquette      Bank
                              Minneapolis, from  December 1989 to
                              April  1992.      Member   of   IFG
                              Executive Committee.

Carla J. Smith       38       Senior Vice  President, IFG,  since
                              May  1994;   General  Counsel   and
                              Secretary, IFG, since January 1991.
                              Partner,  Dorsey  &  Whitney,  from
                              January   1989    to   June   1990;
                              Associate, Dorsey  & Whitney,  from
                              May 1981 to December 1988.

                              President   and   Chief   Executive
J. Scott Spiker      40       Officer,   IFG   Asset   Management
                              Services, Inc., since January 1995.
                              Senior Vice  President and Director
                              of Strategic Planning and Corporate
                              Development,  IFG,   from  February
                              1994 to December 1994.  Senior Vice
                              President  and   Manager   Employee
                              Benefit  Services,   Norwest   Bank
                              Minnesota, N.A.,  from June 1989 to
                              January  1994.     Vice  President,
                              Strategic       Planning        and
                              Acquisitions, Norwest  Corporation,
                              from December  1987 to  June  1989.
                              Member of IFG Executive Committee.

Irving Weiser        48       Chief Executive Officer, IFG, since
                              January 1990; President, IFG, since
                              July   1985.      Chief   Executive
                              Officer,       Dain        Bosworth
                              Incorporated,  since   April  1990;
                              Chairman   of   the   Board,   Dain
                              Bosworth Incorporated,  since April
                              1990. Acting  President  and  Chief
                              Executive Officer,  Rauscher Pierce
                              Refsnes,  Inc.,   since   September
                              1995;  Chairman,   Rauscher  Pierce
                              Refsnes,  Inc.,   since   September
                              1995.    President,  Dain  Bosworth
                              Incorporated, from  April  1990  to
                              February  1994.     Member  of  IFG
                              Executive Committee

                             PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS:

     (a)  Market Information.

     The Company's common stock trades on the NYSE under the symbol "IFG." The high and low sales prices per share of the Company's common stock, as adjusted for the 3-for-2 split effected on December 20, 1995, by quarter for the last two years were as follows:

                           1995                      1994
                  ---------------------      --------------------
QUARTER             HIGH         LOW           HIGH        LOW
-------           ---------------------      --------------------
First             $17          $14-27/32     $21-3/4    $17-1/2
Second             19-27/32     16-5/32       18-1/2     14-27/32
Third              24-5/32      19            17-3/4     13-11/32
Fourth             27-5/32      23            16         14-22/32


     (b)  Holders.

     At February 29, 1996, there were approximately 5,700 shareholders of the Company's common stock. The number of shareholders was determined by adding the number of recordholders to the estimated number of proxies to be sent to street name holders.

     (c)  Dividends.

     Cash dividends per common share paid by the Company, as adjusted for the 3-for-2 split effected December 20, 1995, by quarter for the last two years were as follows:

                    Quarter     1995          1994
                    -------------------------------
                    First     $.10-2/3     $.05-1/3
                    Second     .10-2/3      .10-2/3
                    Third      .10-2/3      .10-2/3
                    Fourth     .10-2/3      .10-2/3

     The company declared a regular quarterly cash dividend of $.11 per share in February 1996 which was paid in March 1996. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

ITEM 6. SELECTED FINANCIAL DATA:

                                          Year Ended December 31,
(Dollars in thousands,       --------------------------------------------------
except per-share amounts)     1995      1994       1993       1992      1991
                             --------------------------------------------------
(s)
Net revenues: (A)
 Dain Bosworth
  Incorporated             $351,463   $290,753   $301,808   $255,324  $204,346
 Rauscher Pierce Refsnes,
  Inc.                      187,484    163,905    179,649    150,522   120,817
 Corporate, other and
  eliminations                3,023      2,693      1,503         62    (2,571)
                         ---------- ---------- ---------- ---------- ---------
Total net revenues         $541,970   $457,351   $482,960   $405,908  $322,592
                         ========== ========== ========== ========== =========
Total revenues             $606,747   $496,289   $511,615   $438,261  $378,274
                         ========== ========== ========== ========== =========
Earnings (Loss) before
 income taxes and
 extraordinary items:
 Dain Bosworth
 Incorporated               $43,282    $27,961    $51,717    $38,912   $26,072
 Rauscher Pierce Refsnes,
  Inc.                       18,026     14,551     30,080     21,183    12,839
 Corporate, other
  and eliminations           (5,037)    (2,717)    (4,444)    (6,404)   (5,893)
                         ---------- ---------- ---------- ---------- ---------
                            $56,271    $39,795    $77,353    $53,691   $33,018
                         ========== ========== ========== ========== =========
Net earnings:
 Before extraordinary
  items                     $35,873    $25,453    $47,649    $34,523   $21,130
 Extraordinary items, net         -          -          -          -     6,611
                         ---------- ---------- ---------- ---------- ---------
                            $35,873    $25,453    $47,649    $34,523   $27,741
                         ========== ========== ========== ========== =========
Earnings before
 extraordinary items,
 per common and common
 equivalent share: (B)
  Primary                     $2.86      $2.03      $3.78      $2.68     $1.66
                         ========== ========== ========== ========== =========
  Fully diluted               $2.81      $2.03      $3.75      $2.61     $1.53
                         ========== ========== ========== ========== =========
Total assets             $2,021,908 $1,952,611 $1,786,022 $1,270,945 $1,464,359
                         ========== ========== ========== ========== =========
Long-term debt              $41,410    $47,023    $22,166    $16,364    $26,686
                         ========== ========== ========== ========== ==========
Shareholders' equity       $222,494   $195,420   $177,683   $131,953   $104,110
                         ========== ========== ========== ========== ==========

Other information:
Equity per common
 share (B)                   $18.44     $16.20     $14.57     $10.88      $8.37
Cash dividends per
 common share (B & C)      $.42-2/3   $.37-1/3   $.18-2/3       $.08         $-
Common shares outstanding
 at year-end,
 in thousands (B)            12,065     12,062     12,196     12,122     12,257
Pretax margin - before
 extraordinary items,
 based on net revenues         10.4%       8.7%      16.0%      13.2%     10.2%
Net return on average
 equity-before
 extraordinary items           17.3%      13.5%      31.0%      28.9%     23.8%
Net return on average
 equity-net earnings           17.3%      13.5%      31.0%      28.9%     31.3%
Long-term debt-to-equity
 ratio                         18.6%      24.1%      12.5%      12.4%     25.6%
Average number of
 employees                    3,285      3,133      2,806      2,591      2,391
Average number of
 investment executives        1,271      1,205      1,084      1,009        943
Operating office locations
 at year end                     91         95         81         78         74


[FN]

(A) Net revenues equal total revenues less interest expense.

(B) Adjusted for a three-for-two stock split effected in December
1995.

(C) 1992 dividends exclude a $.10-2/3 per share special dividend paid in February 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS:

     Business Environment

     The  Company's   subsidiaries  are   primarily  engaged   in
securities brokerage, investment banking and trading as principals in equity and fixed income securities. All of these activities are highly competitive and sensitive to many factors outside the control of the Company, including volatility of securities prices and interest rates, trading volume of securities, economic conditions in the regions where the Company does business, income tax legislation and demand for investment banking and securities brokerage services. While revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of the Company's expenses remain fixed. Consequently, net earnings can vary significantly from period to period.

Three Years Ended December 31, 1995

     Summary of Operating Results

     During 1995 net earnings totaled $35.9 million, an increase of $10.4 million or 41 percent over 1994. Net revenues (revenues less interest expense) for 1995 reached $542.0 million, a Company record. The Company, along with the rest of the securities industry benefited in 1995 from the resurgence in the financial markets in the third and fourth quarters and accompanying stabilization of interest rates and high securities prices. The Company also benefited in 1995 from the substantial investments in growth made during 1994, including investments in the size and quality of Dain Bosworth's and Rauscher Pierce Refsnes' private client sales forces and operating office locations, as well as Dain Bosworth's integration of its October 1994 acquisition, Chicago-based Clayton Brown Holding Company ("Clayton Brown"). Such 1994 growth investments positioned the Company to capitalize on opportunities afforded by 1995's more favorable operating environment. While the Company generated record revenues in 1995, net earnings were 25-percent less than 1993 due to the effects of a larger expense structure and a change in business mix from higher margin investment banking activities to lower margin commission and principal transaction activities.

     Net earnings totaled $25.5 million in 1994, a decrease of $22.2 million or 47 percent from the record earnings achieved in 1993. Net revenues for 1994 were $457.4 million, $25.6 million or 5 percent less than in the previous year. During 1994 the financial markets in which the Company and its competitors operate deteriorated, chiefly as a result of a series of interest rate increases that began late in the first quarter. Six successive interest rate increases by the Federal Reserve Board during the year led to lower and more volatile securities prices, particularly in fixed income securities, reduced levels of municipal and corporate underwritings and general uncertainty on the part of investors. Industry profitability declined in 1994, particularly at firms with significant dependence upon the fixed income business. The Company has substantial fixed income operations and, consequently, 1994 results were negatively impacted by the volatility in the fixed income markets. During the year the Company made significant investments in long-term growth initiatives within its core businesses, including its fixed income business. Management estimates that Dain Bosworth's October 1994 acquisition of Clayton Brown had a negative impact on the Company's 1994 fourth-quarter and full-year net earnings of approximately $800,000 or $.06 per share. While this investment and others, including growth in the private client sales forces, enhanced net revenues during 1994, such incremental revenues were more than offset by increased expenses. The 1994 growth initiatives increased the Company's future production capability, yet adversely affected 1994 profit margins.

     Comparative  Net   Revenues  and   Expenses  Summary.    The
following is a summary of the year-to-year increases (decreases) in categories of net revenues and operating expenses:

                             1995 vs. 1994       1994 vs. 1993
                           ------------------  ------------------
(Dollars in thousands)      Amount   Percent    Amount   Percent
                           ------------------  ------------------
Net Revenues:
 Principal transactions..  $40,053      29%      $(177)      -%
 Commissions.............   33,103      23      (4,226)     (3)
 Investment banking and
   underwriting..........   (6,948)     (7)    (32,892)    (25)
 Net interest............    8,384      23      10,020      38
 Asset management........    8,135      43       6,136      48
 Correspondent clearing..      894       8          91       1
 Other...................      998       8      (4,561)    (28)
                           -------     ---     -------     ---
                            84,619      19     (25,609)    (5)
                           -------     ---     -------     ---
Expenses excluding interest:
 Compensation and
   benefits..............   52,158      18       1,089       -
 Communications..........    3,601      10       6,298      20
 Occupancy and equipment
   rental................    4,324      15       4,020      16
 Travel and promotional..      984       5       3,792      24
 Floor brokerage and
  clearing fees..........      497       5       1,011      12
 Other...................    6,579      23      (4,261)    (13)
                           -------     ---     -------     ---
                            68,143      16      11,949       3
                           -------     ---     -------     ---
Earnings before income
  taxes..................  $16,476      41%   $(37,558)    (49)%
                           =======     ===    ========     ===

     Principal Transactions

     Principal transaction revenues increased $40.1 million or 29 percent from 1994 to 1995 due primarily to more stable interest rates, an improved trading environment and increased demand for over-the-counter equity, taxable and tax-exempt fixed income securities generated, in part, from comparatively larger sales forces. Principal transaction revenues related to sales and trading of over-the-counter equity, taxable fixed income and tax-exempt fixed income securities, respectively, were 28 percent, 32 percent and 26 percent higher in 1995 than in the previous year.

     Principal transaction revenues declined less than 1 percent from 1993 to 1994. While over-the-counter equity and tax-exempt fixed income trading revenues increased 6 percent over 1993, revenues from the trading of taxable fixed income products declined 15 percent. With the presence of rising interest rates, the 1994 trading environment for fixed income products, in particular, was much more volatile and difficult than in the previous year resulting in reduced trading profits in 1994. However, individual investor demand for and revenues from certain fixed income products, particularly tax-exempt securities, increased due to comparatively larger sales forces, as well as comparatively higher yields offered by such fixed income investments than in the prior year.

     Commissions

     Commission revenues increased $33.1 million or 23 percent during 1995 as a result of higher sales of over-the-counter equity securities sold on an agency basis, as well as higher sales of listed securities, mutual funds and insurance and annuity products to individual and institutional investors. Contributing to the increase was a 5-percent rise in the average number of investment executives and an 18-percent rise in the New York Stock Exchange's average daily trading volume.

     The $4.2 million or 3-percent decrease in commission revenues from 1993 to 1994 was due principally to lower sales of mutual fund and listed securities to individual and institutional investors and lower securities prices. The decline was partially offset by the effects of 11-percent increases in both the average number of investment executives and the New York Stock Exchange average daily trading volume.

     Investment Banking and Underwriting

     Investment banking and underwriting revenues declined $6.9 million or 7 percent from 1994 to 1995 chiefly as a result of lower levels of municipal underwriting activity, principally municipal refunding transactions. A portion of this decline was offset by increases in fee-based, financial advisory service revenue earned from municipal, governmental and corporate clients. Despite a significant industry-wide increase in initial public offering transactions, underwriting revenues earned from corporate clients were roughly equal in 1995 and 1994. Such result was due, in large part, to the 1995 reorganization of Dain Bosworth's equity capital markets group, which caused the group's initial public offering market share to decline in 1995 relative to 1994.

     Over the course of 1995, regulatory requirements and scrutiny related to municipal underwriting activities throughout the securities industry increased. Uncertainty caused by such heightened regulation and scrutiny could negatively impact future levels of municipal underwriting-related activities and could also increase costs related to such activities for both the Company and the securities industry as a whole.

     Investment banking and underwriting revenues declined $32.9 million or 25 percent in 1994 from the prior year as rising interest rates significantly increased the costs of raising capital for Dain Bosworth's and Rauscher Pierce Refsnes' underwriting clients, thereby reducing the demand for such municipal and corporate underwritings. Revenues and pretax profits derived from municipal refundings fell from approximately $41 million and $13 million, respectively, in 1993 to $17 million and $2 million, respectively, in 1994. The effects of the decline in municipal refunding transactions, however, were partially offset by increases at both Dain Bosworth and Rauscher Pierce Refsnes in fee-based investment banking revenues, most significantly mergers and acquisitions, restructurings and private placement services performed for corporate clients.

     Net Interest Income

     The major sources of interest revenues and expenses for the past three years are:

                                         Year ended December 31,
                                   ---------------------------------
(In thousands)                       1995          1994      1993
                                   ---------------------------------
Revenues:
 Customer margin accounts.......   $55,603       $37,307     $23,375
 Trading inventories and other..    30,596        20,477      15,319
 Deposits and short-term
  investments...................    23,194        17,386      16,173
                                   -------       -------     -------
                                   109,393        75,170      54,867
                                   -------       -------     -------
Expenses:
 Customer funds on deposit......    35,922        22,125      16,249
 Short-term bank loans and
  other.........................    25,154        14,946      10,850
 Subordinated and other
  long-term debt................     3,701         1,867       1,556
                                   -------       -------     -------
                                    64,777        38,938      28,655
                                   -------       -------     -------
Net interest income.............   $44,616       $36,232     $26,212
                                   =======       =======     =======

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

     Net interest income accounted for 8 percent of the Company's net revenues in 1995 and 1994 versus 5 percent in 1993. The majority of the 1995 and 1994 increases were due to 19-percent and 35-percent rises in margin loan balances, respectively, which resulted largely from the 5-percent and 11-percent increases in the average number of investment executives. Also, a portion of the 1994 increase was the result of increasing spreads on all customer balances. See "Liquidity and Capital Resources."

     As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains stable, the
Company expects net interest income to continue to be a significant component of its earnings. The Company continues to examine alternative cash management products and services that it may offer to customers with credit balances in their accounts. Management believes that implementation of new cash management products and services would result in higher asset management revenues, but would be offset by lower net interest income and, accordingly, would not have a material effect on net earnings.

     Average balances and interest rates for 1993 through 1995 are:

                                      Year ended December 31,
                                  ------------------------------
(Dollars in thousands)              1995      1994       1993
                                  ------------------------------
Interest revenues:
Margin loans to customers
 Average balance                  $628,392   $526,088   $388,398
 Average interest rate                 8.8%       7.1%       6.0%
                                  --------   --------   --------
                                   $55,603    $37,307    $23,375
                                  ========   ========   ========
Deposits and short-term
  investments
 Average balance                  $398,027   $409,648   $534,723
 Average interest rate                 5.8%       4.2%       3.0%
                                  --------   --------   --------
                                   $23,194    $17,386    $16,173
                                  ========   ========   ========
Interest expense:
Interest-bearing customer funds
  on deposit
 Average balance                  $723,803   $679,305   $685,194
 Average interest rate                 5.0%       3.3%       2.4%
                                  --------   --------   --------
                                   $35,922    $22,125    $16,249
                                  ========   ========   ========

     Asset Management

     Asset management revenues increased 43 percent in 1995 from 1994 and 48 percent from 1993 to 1994 as a result of 47-percent and 34-percent increases, respectively, in assets under management at AMS, as well as increased revenues from larger volumes of assets in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes.

     Correspondent Clearing

     Revenues from correspondent clearing rose $.9 million or 8 percent during 1995 as RPR Correspondent Services, the Rauscher Pierce Refsnes unit that markets and coordinates correspondent clearing services, increased the number of its correspondent brokerage firms from 130 to 169 and benefited from increased trade volumes from such correspondents. Correspondent clearing revenues increased less than 1 percent from 1993 to 1994 as the positive effect of increased trade volumes handled by RPR Correspondent Services was offset by the discontinuance of service for a significant correspondent in 1994.

     Other Revenues

     Other revenues increased approximately $1.0 million in 1995 over 1994 due principally to gains on the sale of securities previously obtained as a portion of compensation for certain corporate underwriting activity. The 1994 decline and 1993 increase in other revenues was primarily the result of a one-time gain in 1993 of approximately $5.2 million from the sale of the Minneapolis Energy Center, a district heating and cooling company owned by a partnership in which Dain Bosworth was the general partner. Net of expenses, this transaction increased the Company's 1993 pretax earnings by $4.0 million, net earnings by $2.4 million and earnings per share by $.19. Partially offsetting the absence of this gain in 1994 were increased revenues from fees earned from Individual Retirement Accounts and other types of accounts.

     Compensation and Benefits

     Compensation and benefits expense is generally affected by the level of operating revenues, earnings and the number of employees. During 1995 compensation and benefits expense increased 18 percent from the previous year, largely the result of increased commissions, incentive compensation and related benefits that rose in conjunction with operating revenues and earnings, as well as a 5-percent increase in the average number of employees and general salary increases.

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

     Other Expenses

     Expenses other than compensation and benefits increased $16.0 million or 13 percent from 1994 to 1995 principally due to:
(1) increased litigation-related expenses; (2) increased occupancy costs related to the full-year effect of a significant number of operating office additions during the previous year, the move of Rauscher Pierce Refsnes into a new headquarters and the expansion of numerous operating office locations during 1995; and, (3) volume-driven increases in communications, market-data and clearing services and increased travel costs associated with the generation of new business.

     During 1994 expenses other than compensation and benefits increased $10.9 million or 10 percent largely as the result of transaction volume and incremental employee costs in communications, market-data and clearing services; increased occupancy costs related to the addition of 14 operating office locations and expansion of several others during 1994, including the expansion of space in the Company's Minneapolis headquarters; increased costs associated with recruiting and the generation of new business; and the acquisition of Clayton Brown.

     During the 1995 first half, management took steps to selectively reduce expenses or defer spending in light of the market uncertainty that characterized the first half of the year. During the 1995 second half, expense levels increased somewhat as management began to selectively make investments to grow certain parts of the business, primarily AMS and equity capital markets groups within Dain Bosworth and Rauscher Pierce Refsnes, and build its infrastructure. Though operating expense levels in the 1996 first half will likely remain at levels above those experienced in the first half of 1995, management continues to emphasize prudent expense control throughout the organization.

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

     The Company has various sources of capital for operations and growth. In addition to capital provided by earnings, Regional Operations Group maintains uncommitted lines of credit from a number of banks to finance transactions (principally trading and underwriting positions of Dain Bosworth and Rauscher Pierce Refsnes) when internally generated capital is not sufficient. The majority of these uncommitted lines of credit are collateralized by trading securities and customers' margin securities. On February 29, 1996, approximately $272 million of a total of $465 million in uncommitted lines of credit were unused. Also, the Company has a $15 million, committed, unsecured revolving credit facility that is used for advances to its subsidiaries, irrevocable letters of credit and general corporate purposes. On February 29, 1996, all of this revolving credit facility was unused.

     Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission measuring capitalization and liquidity and restricting amounts of capital that may be transferred to affiliates. Regional Operations Group clears and settles trades for Dain Bosworth and Rauscher Pierce Refsnes (including the accounts of RPR Correspondent Services). Regional Operations Group carries all customer accounts, extends margin credit to customers, pays interest on credit balances of customers and invests any excess customer balances. As a result, Regional Operations Group is subject to similar Securities and Exchange Commission regulations. During 1995 Dain Bosworth, Rauscher Pierce Refsnes and Regional Operations Group all operated above the minimum net capital standards. At December 31, 1995, regulatory net capital was $58.4 million at Regional Operations Group, which was 7.2 percent of aggregate debit balances and $17.6 million in excess of the 5-percent requirement. Dain Bosworth's and Rauscher Pierce Refsnes' net capital requirements are $1.4 million and $1.0 million, respectively, as neither firm carries customer balances on its balance sheet. At December 31, 1995, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $26.8 million and $18.2 million, respectively, in excess of their minimum requirements.

     The Company paid a regular quarterly cash dividend of $.02-2/3 per share during the first quarter of 1993 and regular quarterly cash dividends of $.05-1/3 per share each quarter thereafter through the first quarter of 1994. In the second quarter of 1994 the regular quarterly dividend was increased to $.10-2/3 per share. During the 1996 first quarter, the Company declared and paid a regular quarterly cash dividend of $.11 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

     In April 1994 the Company's Board of Directors authorized a plan to repurchase up to 600,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through February 29, 1996, the Company had repurchased 541,000 shares in accordance with this program at a cost of $10.4 million.

     Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities which are carried in inventory primarily for distribution to Dain Bosworth's and Rauscher Pierce Refsnes' individual and institutional clients in order to meet those clients' needs. Periodically Dain Bosworth and Rauscher Pierce Refsnes buy, sell or position in trading inventories mortgage-derivative securities or structured notes. Holdings of high-yield securities are not material. Each of the Company's securities subsidiaries maintains comprehensive risk management policies including position limits, aging, duration and credit requirements. These policies are intended to limit the size of and risk in the Company's trading inventories.

     The Company periodically hedges its fixed income trading inventories with financial futures or interest-rate option contracts. The Company may also trade treasury option contracts for its own account to minimize interest rate risk. At December 31, 1995, the Company had open commitments under financial futures contracts with notional amounts of $3.0 million. At the same date the Company had open commitments to purchase $27.5 million and sell $25.0 million of treasury securities under option contracts. At December 31, 1995, the Company owned no interest rate option contracts. The fair market value of these option and financial futures contracts was not material at December 31, 1995. In addition, the average fair market value and trading revenues associated with these contracts during 1995 were not material. Such option and financial futures contracts expose the Company to off-balance-sheet market risk in the event that the changes in interest rates do not closely correlate with the change in the inventory price. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby minimizing credit risk. Maintaining futures contracts typically requires the Company to deposit cash or securities with an exchange or other financial intermediary as security for its obligations. Additional cash or securities may be required to be deposited thereafter due to fluctuations in the market value of the futures contract. In writing option contracts, the Company receives a premium from the purchaser in exchange for incurring an obligation to purchase or sell securities upon exercise of the option. These obligations may require the Company to purchase securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill its obligations under the contracts. Other than as described, the Company does not enter into interest-rate swap agreements, foreign currency contracts or other derivative financial instruments with off-balance-sheet risk.

     In January 1996 the Company entered into a $4.6 million operating lease agreement to finance the acquisition of state-of-the-art technology in the form of investment executive workstations, which the Company believes will improve the productivity and client service of Dain Bosworth and Rauscher Pierce Refsnes investment executives. Minimum lease payments for the three-year term are included under "operating leases" in Note H to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements
        As of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995 and Supplementary Data

                                                            Page
                                                            ----
Independent Auditors' Report.................................20

Consolidated Financial Statements:

     Consolidated statements of operations...................21

     Consolidated balance sheets.............................22

     Consolidated statements of shareholders' equity.........23

     Consolidated statements of cash flows...................24

     Notes to consolidated financial statements..............25

Quarterly Financial Information (unaudited)..................33

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Inter-Regional Financial Group, Inc.:

     We have audited the accompanying consolidated balance sheets of Inter-Regional Financial Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the table of contents on page 38 hereof. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inter-Regional Financial Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 7, 1996


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per-share amounts)

                                    Year ended December 31,
                                -------------------------------
                                    1995      1994      1993
                                -------------------------------
Revenues:
 Principal transactions.........  $179,180  $139,127   $139,304
 Commissions....................   175,987   142,884    147,110
 Interest.......................   109,393    75,170     54,867
 Investment banking and
  underwriting..................    89,763    96,711    129,603
 Asset management...............    27,088    18,953     12,817
 Correspondent clearing.........    12,484    11,590     11,499
 Other..........................    12,852    11,854     16,415
                                  --------  --------   --------

Total revenues..................   606,747   496,289    511,615
                                  --------  --------   --------
Interest expense................   (64,777)  (38,938)   (28,655)
                                  --------  --------   --------
Net revenues....................   541,970   457,351    482,960
                                  --------  --------   --------
Expenses excluding interest:
 Compensation and benefits......   345,834   293,676    292,587
 Communications.................    40,624    37,023     30,725
 Occupancy and equipment rental.    33,019    28,695     24,675
 Travel and promotional.........    20,665    19,681     15,889
 Floor brokerage and clearing
  fees..........................    10,120     9,623      8,612
 Other..........................    35,437    28,858     33,119
                                  --------  --------   --------
Total expenses excluding
 interest.......................   485,699   417,556    405,607
                                  --------  --------   --------
Earnings:
 Earnings before income
  taxes.........................    56,271    39,795     77,353
 Income tax expense.............   (20,398)  (14,342)   (29,704)
                                  --------  --------   --------
Net earnings ...................   $35,873   $25,453    $47,649
                                  ========  ========   ========

Earnings per common and common
 equivalent share:
 Primary........................     $2.86     $2.03      $3.78
                                  ========  ========   ========
 Fully diluted..................     $2.81     $2.03      $3.75
                                  ========  ========   ========

[FN]
See accompanying notes to consolidated financial statements.

          INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                          (Dollars in thousands)
                                                December 31,
                                               1995      1994
                                            ---------------------
Assets:
 Cash and cash equivalents.................   $26,167     $22,764
 Cash and short-term investments
  segregated for regulatory purposes.......   411,000     338,000
 Receivable from customers.................   763,793     710,647
 Receivable from brokers and dealers.......   257,717     207,512
 Securities purchased under agreements
  to resell................................    80,233     198,561
 Trading securities owned..................   322,892     319,222
 Equipment, leasehold improvements
  and buildings, at cost, less
  accumulated depreciation of $22,141
  and $19,707, respectively................    31,108      30,082
 Other receivables.........................    80,838      78,787
 Deferred income taxes.....................    31,993      29,001
 Other assets..............................    16,167      18,035
                                           ----------  ----------
                                           $2,021,908  $1,952,611
                                           ==========  ==========
Liabilities and Shareholders' Equity:
Liabilities:
 Short-term borrowings.....................   $97,000    $150,193
 Drafts payable............................    50,431      35,021
 Payable to customers......................   982,098     868,541
 Payable to brokers and dealers............   254,542     212,954
 Securities sold under repurchase
  agreements...............................   120,808     173,972
 Trading securities sold, but not
   yet purchased...........................    61,050     116,883
 Accrued compensation......................    95,988      68,755
 Other accrued expenses and
   accounts payable........................    84,973      77,344
 Accrued income taxes......................    11,114       6,505
 Subordinated and other debt...............    41,410      47,023
                                           ----------  ----------
                                            1,799,414   1,757,191
                                           ----------  ----------
Shareholders' equity:
 Common stock (issued and outstanding,
  12,064,969 and 8,041,158 shares,
  respectively)............................     1,508       1,005
 Additional paid-in capital................    76,623      73,924
 Retained earnings.........................   144,363     120,491
                                           ----------  ----------
                                              222,494     195,420
                                           ----------  ----------
                                           $2,021,908  $1,952,611
                                           ==========  ==========

[FN]
See accompanying notes to consolidated financial statements.


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (In thousands, except per-share amounts)

                                      Additional    Re-      Share
                        Common Stock   Paid-In    tained    holders'
                       Shares  Amount  Capital   Earnings   Equity
                      -------- ------  --------  --------  --------
Balances at
  December 31, 1992    8,082   $1,010   $73,128   $57,815  $131,953
                      ------   ------   -------   -------  --------
Net earnings               -        -         -    47,649    47,649
Common stock issued
  upon exercise of
  stock options           49        6       347         -       353
Cash dividends on
  common stock
  ($.28 per share)         -        -         -    (2,272)   (2,272)
                      ------   ------   -------   -------  --------
Balances at
  December 31, 1993    8,131    1,016    73,475   103,192   177,683
                      ------   ------   -------   -------  --------
Net earnings               -        -         -    25,453    25,453
Repurchase of common
  stock                 (163)     (20)        -    (3,618)   (3,638)
Common stock issued
  upon exercise of
  stock options           73        9       449         -       458
Cash dividends on
  common stock
  ($.56 per share)         -        -         -    (4,536)   (4,536)
                      ------   ------   -------   -------  --------
Balances at
  December 31, 1994    8,041    1,005    73,924   120,491   195,420
                      ------   ------   -------   -------  --------
Net earnings               -        -         -    35,873    35,873
Repurchase of
  common stock          (201)     (25)        -    (6,824)   (6,849)
Common stock issued
  upon exercise of
  stock options          194       24     2,289         -     2,313
Restricted common
  stock issued            12        2        53         -        55
Stock credited to
  Wealth Accumulation
  Plan participants        -        -       859         -       859
Cash dividends on
  common stock ($.64
  per share)               -        -         -    (5,177)   (5,177)
Three-for-two stock
  split                4,019      502      (502)        -         -
                      ------   ------   -------   -------  --------
Balances at
  December 31, 1995   12,065   $1,508   $76,623  $144,363  $222,494
                      ======   ======   =======  ========  ========

See accompanying notes to consolidated financial statements.


          INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                                       Year ended December 31,
                                    ----------------------------
                                     1995       1994      1993
                                    ----------------------------
Cash flows from operating
 activities:
 Net earnings                       $35,873    $25,453   $47,649
 Adjustments to reconcile net
  earnings to cash provided
  (used) by operating activities,
  net of effect of acquisition:
   Depreciation and amortization      8,973      8,415     5,812
   Deferred income taxes             (2,992)    (5,302)   (6,759)
   Other non-cash items              10,486     11,388    11,274
   Cash and short-term investments
    segregated for regulatory
    purposes                        (73,000)   244,005   (79,300)
   Securities purchased under
    agreements to resell            118,328    (25,737)  (71,304)
   Net trading securities owned
    and trading securities sold,
    but not yet purchased           (59,503)    16,021   (92,182)
   Other receivables                 (2,051)   (38,032)  (12,027)

   Drafts payable and short-term
    borrowings of securities
    companies                       (22,783)   (13,147)  108,731
   Net payable to customers          60,411   (174,425)  (59,456)
   Net receivable from/payable
    to brokers and dealers           (8,617)   (99,114)   56,322
   Securities sold under
    repurchase agreements           (53,164)    89,994    56,863
   Accrued compensation              27,233    (14,884)   18,678
   Other                              3,412    (12,582)    8,264
                                    -------    -------   -------
Cash provided (used) by
 operating activities                42,606     12,053    (7,435)
                                    -------    -------   -------
Cash flows from financing
 activities:
 Proceeds from:
  Issuance of common stock            2,368        458       353
  Subordinated and other debt             -     27,237     7,427
  Revolving credit agreement,
   net                                    -     15,000         -
Payments for:
  Revolving credit agreement,
   net                              (15,000)         -    (5,450)
  Purchase of common stock           (6,849)    (3,638)        -
  Subordinated and other debt        (5,613)    (2,380)   (1,625)
  Dividends on common stock          (5,177)    (4,536)   (2,272)
                                    -------    -------   -------
Cash provided (used) by financing
 activities                         (30,271)    32,141    (1,567)
                                    -------    -------   -------
Cash flows from investing
 activities:
 Proceeds from investment
  dividends and sales                 1,826        934     1,613
 Payments for:
  Equipment, leasehold
   improvements and other           (10,758)   (13,044)  (13,025)
  Acquisition, net of cash
   acquired                               -    (23,367)       -
                                    -------    -------   -------
Cash (used) by investing
 activities                          (8,932)   (35,477)  (11,412)
                                    -------    -------   -------
Increase (Decrease) in cash and
 cash equivalents                     3,403      8,717   (20,414)
  Cash and cash equivalents:
    At beginning of year             22,764     14,047    34,461
                                    -------    -------   -------
At end of year                      $26,167    $22,764   $14,047
                                    =======    =======   =======


Cash income tax payments totaled $18,884,000 in 1995, $19,916,000 in 1994  and $33,053,000 in 1993.  Cash interest payments totaled
$64,592,000, $37,959,000,  and $28,494,000   in  1995,  1994  and
1993, respectively.

[FN]
See accompanying notes to consolidated financial statements.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 1995, 1994 and 1993

Inter-Regional Financial Group, Inc. and Subsidiaries

A.  Summary of Significant Accounting Policies

     Nature of Business: Inter-Regional Financial Group, Inc. (the "Company") is a holding company formed in 1973 and is based in Minneapolis, Minnesota. Through its wholly owned subsidiaries, Dain Bosworth Incorporated, headquartered in Minneapolis, Minnesota, and Rauscher Pierce Refsnes, Inc., headquartered in Dallas, Texas, the Company offers regional securities broker-dealer and investment banking services to individual, institutional, corporate and governmental clients predominantly in the western half of the United States. The Company is also parent to Regional Operations Group, Inc., which provides brokerage operations and technology services to the Company's broker-dealers and correspondent firms, and IFG Asset Management Services, Inc., which is developing services to support the sale of externally managed mutual funds and cash management products and which, through its Insight Investment Management division, manages the Great Hall Investment Funds and institutional fixed income accounts.

     Basis of Presentation: The consolidated financial statements include the Company and its subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated in consolidation. Certain prior-year amounts in the financial statements have been reclassified to conform to the 1995 presentation.

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

     Trading securities owned, trading securities sold, but not yet purchased, and derivative financial instruments are stated at market value. Unrealized gains and losses on such securities are recognized currently in revenues. Market value is determined by using public market quotations, quote prices from dealers or recent market transactions, depending upon the underlying security.

     The Company may, from time to time, receive equity instruments as a portion of its compensation for certain underwriting activity. Such instruments are accounted for as investments and are recorded at the lower of cost or market, which is generally zero.

     Repurchase  Transactions:     Securities   purchased   under
agreements to resell (reverse repurchase agreements) and securities sold under repurchase agreements are accounted for as financing transactions and are recorded at the contract amount at which the securities will subsequently be resold or reacquired, plus accrued interest.

     Other Receivables: Included in other receivables are forgivable loans made to investment executives and other revenue-producing employees, typically in connection with their recruitment. Such forgivable loans are amortized over the life of the loan, which is generally three to five years, using the straight-line method.

     Depreciation and Amortization: Equipment is depreciated using the straight-line method over estimated useful lives of two to eight years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Buildings are depreciated using the straight-line method over an estimated useful life of 25 years.

     Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets and the resultant provision for income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Fair Values of Financial Instruments: Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at December 31, 1995.

     Recent Accounting Pronouncements: In October 1995 the Financial Accounting Standards Board issued Statement No. 123 - "Accounting for Stock-Based Compensation." In 1996 the Company intends to adopt the disclosure provisions of the Statement while continuing to account for options and other stock-based compensation using the intrinsic value based method.

     Earnings Per Share: Primary earnings per share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock options. The weighted average number of shares used in the primary and fully diluted computations, respectively, are: 1995 - 12,546,290 and 12,744,593; 1994 - 12,541,626 and 12,541,626; and 1993 -
12,606,752 and 12,700,196.

     Use of Estimates: Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

B.  Receivable from and Payable to Customers

The amounts receivable from and payable to customers result from cash and margin transactions. Securities owned by customers and held as collateral for receivables and securities sold short by customers are not reflected in the consolidated financial statements. Included in payable to customers are customer funds on deposit for reinvestment totaling $706 million and $674 million as of December 31, 1995 and 1994, respectively. The Company pays interest on such funds at varying rates, the weighted average of which was 4.9 percent at December 31, 1995.

C.  Receivable from and Payable to Brokers and Dealers

                                                December 31,
                                          ----------------------
(In thousands)                                1995        1994
                                          ----------------------
Receivable from brokers and dealers:
  Deposits for securities borrowed          $226,062    $164,111
  Securities failed to deliver                24,833      42,922
  Clearing organizations, correspondent
   brokers and other                           6,822         479
                                            --------    --------
                                            $257,717    $207,512
                                            ========    ========
Payable to brokers and dealers:
  Deposits for securities loaned            $223,685    $181,017
  Securities failed to receive                25,293      28,507
  Clearing organizations, correspondent
   brokers and other                           5,564       3,430
                                            --------    --------
                                            $254,542    $212,954
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

D.  Trading Securities

The market values of trading security positions are summarized as follows:

                                                December 31,
                                          ----------------------
(In thousands)                                1995        1994
                                          ----------------------
Owned:
  Government securities                     $185,268    $129,302
  Municipal securities                        76,209     136,304
  Corporate fixed income and other
   securities                                 50,298      42,809
  Equity securities                           11,117      10,807
                                            --------    --------
                                            $322,892    $319,222
                                            ========    ========
Sold, but not yet purchased:
  Government and municipal securities        $56,166    $110,957
  Corporate and other securities               4,884       5,926
                                            --------    --------
                                             $61,050    $116,883
                                            ========    ========

E.  Short-Term Borrowings

                                                December 31,
                                          ----------------------
(In thousands)                                1995        1994
                                          ----------------------
Loans to the securities subsidiaries        $97,000     $135,193
Revolving credit loan                             -       15,000
                                            --------    --------
                                             $97,000    $150,193
                                            ========    ========

     The loans to the securities subsidiaries consist of bank borrowings on uncommitted lines of credit, the majority of which are collateralized by trading securities owned and customers' margin securities, and have a floating rate of interest approximately 50 basis points above the Federal Funds rate (5.5 percent as of December 31, 1995). The market value of trading securities pledged as collateral at December 31, 1995 was $133 million. At December 31, 1995, approximately $368 million of additional credit was available under uncommitted credit lines.

     Revolving credit loan borrowings and irrevocable letters of credit are available under a commitment totaling $15 million (none of which was used as of December 31, 1995) which expires June 30, 1997. Loans under this facility are unsecured and bear interest at a floating rate of Federal Funds plus 1.125 percent. The Company must maintain certain levels of net worth under the agreement.

F.  Subordinated and Other Debt

                                                December 31,
                                          ----------------------
(In thousands)                                1995        1994
                                          ----------------------
Subordinated debt of securities
  subsidiaries                              $32,333     $35,000
Other debt:
  Capital lease obligations (Note H)          6,174       7,087
  Other                                       2,903       4,936
                                           --------    --------
                                            $41,410     $47,023
                                           ========    ========

     During  1994  Dain  Bosworth  and  Rauscher  Pierce  Refsnes
entered into a series of four-year subordinated bank loans totaling $27 million. Proceeds of the loans qualify as regulatory capital. The loans require monthly, interest-only payments throughout the four-year terms, with equal quarterly principal payments during years two through four. The outstanding subordinated debt bears a floating rate of interest of approximately 2.5 percent to 2.75 percent above the London Interbank Offered Rates. At December 31, 1995, the weighted average interest rate on all of the Company's subordinated debt was 8.8 percent.

     Other debt is used primarily to finance equipment and building improvements, is payable in monthly or quarterly installments and bears interest at floating rates which approximated 8.3 percent at December 31, 1995. The Company must maintain certain levels of net worth under one of the debt agreements.

     Annual principal payments on subordinated bank loans and other debt (excluding obligations under capital leases) during the next five years are as follows: 1996-$13,289,000; 1997-
$12,932,000; 1998-$9,015,000; 1999-$0; 2000-$0.

G.  Shareholders' Equity

     Common Stock: The common stock has a par value of $.125 per share; 20,000,000 shares are authorized. During 1994 the Company's Board of Directors authorized a plan to repurchase up to 600,000 shares of the Company's common stock. Purchases of the common stock are made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. During 1995 and 1994, respectively, the Company repurchased 297,000 and 244,000 shares in accordance with this program at a cost of $6.8 million and $3.6 million.

     On October 31, 1995, the Company's Board of Directors declared a three-for-two stock split effected in the form of a 50-percent stock dividend payable on December 20, 1995, to shareholders of record at the close of business on December 6. A total of 4,018,880 shares of common stock were issued in connection with the split. All references in the financial statements to average numbers of shares outstanding and related prices and per-share amounts have been restated to reflect the split.

     At December 31, 1995, 2,227,000 shares of the Company's common stock were reserved for the 1986 Stock Option Plan, 159,000 shares were reserved for issuance to the IFG Stock Bonus Plan and 132,000 shares were reserved for issuance to the IFG Restricted Stock Plan for Non-Employee Directors.

     Stock Options: The Company maintains a stock option plan, under which key employees and outside directors may be granted options to purchase common stock at not less than 100 percent of the fair market value of the shares at the date of grant for incentive stock options or 50 percent for non-qualified options. Options generally become exercisable at rates of 20, 50 and 100 percent as of two, three and four years, respectively, after the date of grant and expire ten years from date of grant. Options granted to outside directors become exercisable six months after grant date and expire five years after grant date. At December 31, 1995, 983,000 shares of common stock were available for grant.

     The following table summarizes the activity related to the Company's stock option plan for each of the last three years:

                                         Year ended December 31,
                               -----------------------------------------
                                   1995          1994           1993
                               -----------------------------------------
Options outstanding at
 beginning of year              1,303,500      1,040,250        740,850
Granted                           357,900        402,000        407,850
Exercised                        (298,493)      (109,425)       (75,900)
Canceled                         (118,920)       (29,325)       (32,550)
                                ---------      ---------      ---------
Options outstanding at end
 of year                        1,243,987      1,303,500      1,040,250
                                =========      =========      =========
Options exercisable at end
 of year                          268,837        301,410        195,300
Price range of outstanding
 options                     $4.33-$20.83   $4.33-$20.83   $4.33-$13.50
Price range of options
 exercised                   $4.67-$20.83   $4.58-$11.75    $4.58-$5.67


     All outstanding options were granted at 100 percent of the fair market value of the shares at the date of grant. The
Company's closing stock price on December 31, 1995, was $25.25.

H.  Commitments and Contingent Liabilities

     Leases: The Company and its subsidiaries lease office space, furniture and communications and data processing equipment under several noncancelable leases. Most office space leases are subject to escalation and provide for the payment of real estate taxes, insurance and other expenses of occupancy, in addition to rent.

     Aggregate minimum rental commitments as of December 31, 1995, are as follows:

                                             Capital    Operating
(In thousands)                               leases      leases
                                            ---------   ---------
1996                                         $1,325      $20,243
1997                                          1,176       18,864
1998                                          1,056       15,788
1999                                            940       12,286
2000                                            940        9,937
Thereafter                                    6,896       61,076
                                            -------     --------
Total minimum lease payments                $12,333     $138,094
                                                        ========
Less amount representing interest            (6,159)
                                            -------
Present value of minimum lease payments      $6,174
                                            =======


     Rental expense for operating leases was $25,771,000, $22,414,000 and $19,085,000, for the years ended December 31, 1995, 1994 and 1993, respectively. Included in net equipment, leasehold improvements and buildings at December 31, 1995 and 1994, is $4,483,000 and $5,037,000, respectively, for leases which have been capitalized.

     Litigation: The Company and/or its securities subsidiaries are defendants in various civil actions and arbitrations incidental to their businesses involving alleged violations of federal and state securities laws and other laws. Some of these actions, including the actions described in more detail below, claim substantial damages. Some of these actions have also been brought on behalf of purported classes of plaintiffs and relate to underwritings of securities.

     The Company and Dain Bosworth have been named as defendants in ten actions brought by insurance guaranty associations and certain individuals in connection with losses suffered under single premium deferred annuities issued by The Midwest Life Insurance Company ("MWL") and sold primarily through the private client sales force of Dain Bosworth. MWL was a subsidiary that the Company acquired in 1980 and sold in 1986. MWL was sold twice more thereafter, relocated to Louisiana and ultimately declared insolvent and placed in liquidation by the State of Louisiana in August 1991. Generally, MWL policyholders have been reimbursed for their losses up to $100,000 per holder by the state guaranty funds which claim to have succeeded to the rights of the policyholders they reimbursed. Plaintiffs allege common law fraud, breach of fiduciary duty, negligence and negligent misrepresentation, civil conspiracy and various state law violations and seek in the aggregate in excess of $64 million in compensatory damages, as well as punitive damages, interest, costs, attorney's fees and other relief. The Company and Dain Bosworth believe they have substantial and meritorious defenses available and are defending themselves vigorously in these actions.

     Rauscher Pierce Refsnes and one of its officers have been named as defendants in an action brought by The Resolution Trust Corporation (the "RTC") alleging negligence, breach of contract, breach of fiduciary duty and fraud in connection with the May 1991 sale by the RTC of the stock of WESAV Mortgage Corporation ("WESAV"). Rauscher Pierce Refsnes acted as the broker for the sale. Smith Barney, which acted as the RTC's financial advisor, Express America Holdings Corporation, the successor to the winning bidder, and certain individual officers of Express America and WESAV have also been named as defendants in this action. The RTC seeks alleged damages of at least $20 million and punitive damages of $60 million. Rauscher Pierce Refsnes and its officer believe they have substantial and meritorious defenses available and are defending themselves vigorously in this action.

     While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel as to certain of the actions pending against the Company and/or its subsidiaries, believes that the resolution of these matters will not have a material adverse effect on the Company's consolidated financial condition or results of operations of the Company as set forth in the consolidated financial statements contained herein.

I. Trading Activities and Financial Instruments with Off-Balance-
Sheet Risk

  Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities and corporate equity securities and may recognize profits or losses on transactions in, or fluctuations in the value of, such securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are periodically reviewed. These inventories are positioned primarily for distribution to Dain Bosworth's and Rauscher Pierce Refsnes' individual and institutional clients in order to meet those clients' needs. Revenues from principal transactions for the two years ended December 31, 1995, originate from the following:

                                                December 31,
                                          ----------------------
(In thousands)                                1995        1994
                                          ----------------------

Equity securities                           $87,381     $68,466
Municipal securities                         33,245      26,343
Government securities                        27,021      17,351
Corporate fixed income securities            20,025      18,359
Mortgage-backed and other securities         11,508       8,608
                                           --------    --------
                                           $179,180    $139,127
                                           ========    ========

     Dain Bosworth and Rauscher Pierce Refsnes sell securities not yet purchased (short sales) for their own accounts primarily to hedge their fixed income trading inventories. The establishment of short positions exposes the Company to off-balance-sheet market risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.

     The Company periodically hedges its fixed income trading inventories with financial futures or interest-rate option contracts. The Company may also trade treasury option contracts for its own account to minimize interest rate risk. At December 31, 1995, the Company had open commitments under financial futures contracts with notional amounts of $3.0 million. At the same date the Company had open commitments to purchase $27.5 million and sell $25.0 million of treasury securities under option contracts. At December 31, 1995, the Company owned no interest rate option contracts. The fair market value of these option and financial futures contracts was not material at December 31, 1995. In addition, the average fair market value and trading revenues associated with these contracts during 1995 were not material. Such option and financial futures contracts expose the Company to off-balance-sheet market risk in the event that the changes in interest rates do not closely correlate with the change in the inventory price. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby minimizing credit risk. Maintaining futures contracts typically requires the Company to deposit cash or securities with an exchange or other financial intermediary as security for its obligations. Additional cash or securities may be required to be deposited thereafter due to fluctuations in the market value of the futures contract. In writing option contracts, the Company receives a premium from the purchaser in exchange for incurring an obligation to purchase or sell securities upon exercise of the option. These obligations may require the Company to purchase securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill its obligations under the contracts. Other than as described, the Company does not enter into interest-rate swap agreements, foreign currency contracts or other derivative financial instruments with off-balance-sheet risk.

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

     The Company may pledge firm or customer margin securities for bank loans, repurchase agreements, securities loaned or to satisfy margin deposits of clearing organizations. All repurchase agreements are collateralized by cash or securities received by the Company. In the event the counterparty is unable to return such securities pledged, the Company may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities. The Company seeks to control these risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary. At December 31, 1995, the market value of such securities pledged approximated the borrowings outstanding.

J.  Regulatory Requirements

     Dain Bosworth and Rauscher Pierce Refsnes are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. Regional Operations Group, the Company's operations subsidiary, clears and settles trades for Dain Bosworth and Rauscher Pierce Refsnes (including the customers of RPR Correspondent Services). Regional Operations Group carries all customer accounts, extends margin credit to customers, pays interest on credit balances of customers and invests any excess customer balances. As a result, Regional Operations Group is subject to the Uniform Net Capital Rule whereby net capital of not less than 2 percent of aggregate debit items must be maintained. The New York Stock Exchange, Inc. also may require a member organization to reduce its business if regulatory net capital is less than 4 percent of such aggregate debit items, and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of such aggregate debit items. At December 31, 1995, net capital was $58.4 million at Regional Operations Group, which was 7.2 percent of aggregate debit balances and $17.6 million in excess of the 5-percent requirement. Dain Bosworth's and Rauscher Pierce Refsnes' net capital requirements are $1.4 and $1.0 million, respectively, as neither firm carries customer balances on its balance sheet. At December 31, 1995, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $26.8 million and $18.2 million, respectively, in excess of their minimum requirements.

     Rule 15c3-3 of the Securities Exchange Act of 1934 specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Amounts to be maintained are computed in accordance with a formula defined in the Rule. At December 31, 1995, Regional Operations Group had $411.0 million segregated in special reserve accounts. This amount consisted of qualified securities purchased under agreements to resell and was collateralized by U.S. government or government agency securities.

K.  Employee Benefit Plans

     The Company and its participating subsidiaries have profit sharing and stock bonus plans which cover substantially all full-time employees who are at least 21 years of age and have been employed for at least six months. Participants may contribute on a pretax basis up to 12 percent of eligible compensation to the stock bonus plan and/or the profit sharing plan subject to certain aggregate limitations; the Company then matches up to 5 percent of eligible compensation at a 40-percent rate. Matching contributions are limited to $3,000 per employee annually and are paid to the stock bonus plan. At the end of each calendar year, a contribution to the profit sharing plan is determined by each participating company's board of directors. The minimum contribution is 3 percent of eligible compensation.

     The Company's policy is to fund currently profit sharing and
stock  bonus   plan  costs.    Earnings  have  been  charged  for
contributions, net of forfeitures, to the above plans as follows:

                                      Year ended December 31,
                               ----------------------------------
(In thousands)                    1995         1994       1993
                               ----------------------------------

Profit sharing plan            $14,168     $11,489      $15,863
Stock bonus plan                 2,712       2,763        2,885
                               -------     -------      -------
                               $16,880     $14,252      $18,748
                               =======     =======      =======

L.  Income Taxes

  Income tax expense consists of the following:

                                      Year ended December 31,
                               ----------------------------------
(In thousands)                    1995         1994       1993
                               ----------------------------------
Current:
   Federal                     $20,183     $16,526      $30,557
   State                         3,207       3,118        5,906
Deferred:
   Federal                      (2,410)     (4,287)      (5,741)
   State                          (582)     (1,015)      (1,018)
                               -------     -------      -------
                               $20,398     $14,342      $29,704
                               =======     =======      =======

     A reconciliation of ordinary federal income taxes (based on a rate of 35 percent) with the actual tax expense provided on earnings is as follows:

                                   Year ended December 31,
                               --------------------------------
(Dollars in thousands)           1995         1994       1993
                               --------------------------------
Ordinary federal income
 tax expense                   $19,695     $13,928      $27,074
State income taxes, net of
 federal tax benefit             1,599       1,367        3,178
Tax-exempt interest, net of
 related interest expense       (1,324)       (863)        (780)
Other                              428         (90)         232
                               -------     -------      -------
                               $20,398     $14,342      $29,704
                               =======     =======      =======
Effective tax rate               36.3%       36.0%        38.4%
                               =======     =======      =======

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are:

                                                December 31,
                                          ----------------------
(In thousands)                                1995        1994
                                          ----------------------
Deferred tax assets:
  Accruals not currently deductible         $28,591     $23,597
  Tax attributes acquired                     2,443       3,612
  Fixed assets                                  398         645
  Other                                         775       1,369
                                             32,207      29,223
Deferred tax liabilities:
  Partnership investments                      (214)       (222)
                                           --------    --------
                                            $31,993     $29,001
                                           ========    ========

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

              INTER-REGIONAL FINANCIAL GROUP, INC.
                 QUARTERLY FINANCIAL INFORMATION
       (Unaudited, in thousands, except per-share amounts)

                          First     Second    Third     Fourth
                         Quarter   Quarter   Quarter   Quarter
                         -------   -------   -------   -------
1995

Net revenues            $118,841  $130,373  $143,106  $149,650
                        ========  ========  ========  ========
Earnings before income
 taxes                    $8,726   $13,547   $16,966   $17,032
                        ========  ========  ========  ========
Net earnings              $5,563    $8,636   $10,816   $10,858
                        ========  ========  ========  ========
Per share data: (A)
  Primary net earnings
   per share                $.45      $.69      $.86      $.86
                        ========  ========  ========  ========
  Fully diluted net
   earnings per share       $.45      $.69      $.85      $.86
                        ========  ========  ========  ========
  Dividends             $.10-2/3  $.10-2/3  $.10-2/3  $.10-2/3
                        ========  ========  ========  ========

1994

Net revenues            $123,679  $109,457  $107,865  $116,350
                        ========  ========  ========  ========
Earnings before
 income taxes            $16,060    $9,647    $9,341    $4,747
                        ========  ========  ========  ========
Net earnings             $10,171    $5,914    $5,845    $3,523
                        ========  ========  ========  ========
Per share data: (A)
  Primary net earnings
   per share                $.80      $.47      $.47      $.28
                        ========  ========  ========  ========
  Fully diluted net
   earnings per share       $.80      $.47      $.47      $.28
                        ========  ========  ========  ========
  Dividends             $.05-1/3  $.10-2/3  $.10-2/3  $.10-2/3
                        ========  ========  ========  ========

[FN]

(A) Adjusted for three-for-two stock split effected on December
20, 1995.

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

3.  Exhibits:

Item No.      Item                       Method of Filing
---------------------------------------------------------------
  3.1 Restated   Certificate         Incorporated by  reference
      of Incorporation of the        to  Exhibit   4.1  to  the
      Company.                       Company's     Registration
                                     Statement  on   Form   S-8
                                     dated March 14, 1995, File
                                     No. 33-58069.

  3.2 Amended  and  Restated         Incorporated by  reference
      Bylaws of the Company.         to  Exhibit   4.2  to  the
                                     Company's     Registration
                                     Statement  on   Form   S-8
                                     dated March 14, 1995, File
                                     No. 33-58069.

  4.1 Credit Agreement dated         Incorporated by  reference
      June 29, 1995.                 to  Exhibit   4.1  to  the
                                     Company's Quarterly Report
                                     on Form  10-Q  dated  June
                                     30, 1995.

  4.2 First   Amendment   to         Filed herewith.
      Credit Agreement dated
      March 14, 1996.

  4.3 Term  Loan   Agreement         Incorporated by  reference
      dated October 16, 1992.        to  Exhibit  4(e)  to  the
                                     Company's Annual Report on
                                     Form  10-K  for  the  year
                                     ended December 31, 1992.

  4.4 First   Amendment   to         Incorporated by  reference
      Term  Loan   Agreement         to  Exhibit  4(g)  to  the
      dated March 12, 1993.          Company's Annual Report on
                                     Form  10-K  for  the  year
                                     ended December 31, 1992.

  4.5 Second  Amendment   to         Incorporated by  reference
      Term  Loan   Agreement         to  Exhibit  4(b)  to  the
      dated June 23, 1993.           Company's  Current  Report
                                     on Form 8-K dated July 15,
                                     1993.

  4.6 Third   Amendment   to         Incorporated by  reference
      Term  Loan   Agreement         to  Exhibit  4(b)  to  the
      dated   November   30,         Company's  Current  Report
      1993.                          on Form 8-K dated February
                                     11, 1994.

  4.7 Fourth Amendment  to           Incorporated by  reference
      Term  Loan   Agreement         to Exhibit  4 (b)  to  the
      dated June 27, 1994.           Company's Quarterly Report
                                     on Form  10-Q  dated  June
                                     30, 1994.

  4.8 Fifth   Amendment   to         Incorporated by  reference
      Term-Loan    Agreement         to Exhibit  4 (b)  to  the
      dated    September 30,         Company's  Current  Report
      1994.                          on    Form    8-K    dated
                                     September 26, 1994.

  4.9 Sixth   Amendment   to         Incorporated by  reference
      Term-Loan    Agreement         to Exhibit  4 (b)  to  the
      dated June 29, 1995.           Company's Quarterly Report
                                     on form  10-Q  dated  June
                                     30, 1995.

 4.10 Seventh  Amendment  to         Filed herewith.
      Term-Loan    Agreement
      dated March 15, 1996.

10.1* 1986   Stock    Option         Incorporated by  reference
      Plan,  as  amended  on         to Exhibit  10(b)  to  the
      April 24,  1987,   May         Company's  Current  Report
      9, 1990, March 3, 1993         on Form 8-K dated July 15,
      and April 27, 1993.            1993.

10.2  Form  of     Indemnity         Incorporated by  reference
      Agreement         with         to Exhibit  10(c)  to  the
      Directors and Officers         Company's Annual Report on
      of the Company.                Form  10-K  for  the  year
                                     ended December 31, 1990.

10.3* Form  of  Non-Employee         Incorporated by  reference
      Director    Retirement         to Exhibit  10(g)  to  the
      Compensation                   Company's Annual Report on
      Agreement.                     Form  10-K  for  the  year
                                     ended December 31, 1992.

10.4* IFG        Executive           Incorporated by  reference
      Deferred  Compensation         to Exhibit  10(a)  to  the
      Plan dated  March  31,         Company's  Current  Report
      1993.                          on Form 8-K dated July 15,
                                     1993.

10.5  Trust Agreement  for           Incorporated by  reference
      IFG Executive Deferred         to  Exhibit  10.5  to  the
      Compensation      Plan         Company's Annual Report on
      dated   February   11,         Form 10-K  dated  December
      1994.                          31, 1994.

10.6* Restricted     Stock           Incorporated by  reference
      Plan for  Non-Employee         to  Exhibit  10.6  to  the
      Directors                      Company's Amendment to its
                                     Annual Report  on Form 10-
                                     K/A-1 dated  December  31,
                                     1994.

10.7* Offer  of   Employment         Filed herewith.
      and  Restricted  Stock
      Agreements between the
      Company and  Louis  C.
      Fornetti  dated   July
      14, 1995, and July 17,
      1995, respectively.

10.8* Agreement      between         Incorporated by  reference
      the Company  and David         to  Exhibit  10.1  to  the
      A.     Smith     dated         Company's Quarterly Report
      September 26, 1995.            on   Form    10-Q    dated
                                     September 30, 1995.

  11* Computation    of  net         Filed herewith.
      earnings per share.
  22  List of subsidiaries.          Filed herewith.

  23  Independent  Auditors'         Filed herewith.
      consent.

  24  Power of attorney.             Filed herewith

  27  Financial         Data         Filed herewith.
      Schedule

*  Management  contract   or  compensatory  plan  or  arrangement
   required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) One report on Form 8-K was filed during the fourth quarter of 1995.

      Items Reported

      Item 5 - Other events (Three-for-two stock split effected in the form of a 50-percent stock dividend)

      Item 7 - Financial Statement and Exhibits

      Exhibit 99 - Press release regarding three-for-two stock split effected in the form of a 50-percent stock dividend.

      Date of earliest event reported - October 31, 1995.

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

                                INTER-REGIONAL  FINANCIAL  GROUP, INC.

                                By    Louis C. Fornetti
                                      ---------------------------
                                      Louis C. Fornetti
                                      Executive Vice President
                                      Chief Financial Officer and Treasurer
                                      Dated: March 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                         Title
-----------------------------------------------------------------

Irving Weiser                     Chairman of the Board, President,
--------------------------        Chief Executive Officer
Irving Weiser                     and Director
                                  (Principal Executive Officer)

Louis C. Fornetti                 Executive Vice President,
--------------------------        Chief Financial Officer and
Louis C. Fornetti                 Treasurer
                                  (Principal Financial Officer)

Angela M. Chicoine                Vice President and Controller
--------------------------        (Principal Accounting Officer)
Angela M. Chicoine

Susan S. Boren                    Director
--------------------------
Susan S. Boren

F. Gregory Fitz-Gerald            Director      By: Louis C. Fornetti
--------------------------                          ------------------
F. Gregory Fitz-Gerald                              Louis C. Fornetti
                                                    Pro Se and as
                                                    Attorney-in-Fact
                                                Dated:  March 26, 1996
Lawrence Perlman                  Director
--------------------------
Lawrence Perlman

C.A. Rundell, Jr.                 Director
--------------------------
C.A. Rundell, Jr.

Robert L. Ryan                    Director
--------------------------
Robert L. Ryan

Arthur R. Schulze, Jr.            Director
--------------------------
Arthur R. Schulze, Jr.

John C. Appel                     Executive Vice President
--------------------------        and Director
John C. Appel

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES

      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

          As of December 31, 1995 and 1994 and for each
              of the years in the three-year period
                     ended December 31, 1995

                        TABLE OF CONTENTS

                                                              Page
                                                              ----
Independent Auditors' Report...................................20

Consolidated Financial Statements:

Consolidated statements of operations..........................21

Consolidated balance sheets....................................22

Consolidated statements of shareholders' equity................23

Consolidated statements of cash flows..........................24

Notes to consolidated financial statements.....................25

Financial Statement Schedule:

Schedule III - Condensed financial information of
 the registrant............................................... 39

     Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.

         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                        OF THE REGISTRANT

              INTER-REGIONAL FINANCIAL GROUP, INC.
                        (Parent Company)

                    STATEMENTS OF OPERATIONS
                         (In thousands)

                                      Year ended December 31,
                               ----------------------------------
                                  1995         1994       1993
                               ----------------------------------
Revenues:
  Management fees              $5,980      $3,650       $3,114
  Facilities rental             1,057       1,056        1,055
  Interest                      1,365       1,126          291
                              -------     -------      -------
                                8,402       5,832        4,460
                              -------     -------      -------
Expenses:
  Compensation and benefits     4,988       3,002        2,417
  Interest                      1,947       1,386        1,226
  Other operating expenses      5,960       3,967        3,669
                              -------     -------      -------
                               12,895       8,355        7,311
                              -------     -------      -------
Loss before income taxes
 and equity in subsidiaries'
 earnings                      (4,493)     (2,523)      (2,852)
Income tax benefit              1,929         953        1,125
                              -------     -------      -------
Loss before equity in
 subsidiaries' earnings        (2,564)     (1,570)      (1,727)

Equity in subsidiaries'
 earnings                      38,437      27,023       49,376
                              -------     -------      -------
Net earnings                  $35,873     $25,453      $47,649
                              =======     =======      =======

[FN]

See accompanying notes to condensed financial information.


         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT __ (Continued)

              INTER-REGIONAL FINANCIAL GROUP, INC.
                        (Parent Company)

                         BALANCE SHEETS
                         (In thousands)

                                                December 31,
                                          ----------------------
                                              1995        1994
                                          ----------------------
Assets:
  Cash                                         $918        $875
  Advances to subsidiaries (eliminated
   in consolidation)                         28,130      34,035
  Equipment, leasehold improvements and
   building, at cost, less accumulated
   depreciation of $8,484 and $5,291,
   respectively                              13,976       13,997
  Investment in subsidiaries, at cost,
   plus equity in undistributed earnings
   (eliminated in consolidation)            283,276      254,512
  Other assets                                4,611        2,473
                                           --------     --------
                                           $330,911     $305,892
                                           ========     ========
Liabilities and Shareholders' Equity:
Liabilities:
  Short-term borrowings                          $0      $15,000
  Advances from subsidiaries (eliminated
   in consolidation)                         72,144       62,220
  Accounts payable and accrued expenses      27,215       21,721
  Capital lease obligations and other
   debt                                       9,058       11,531
                                           --------     --------
                                            108,417      110,472
                                           --------     --------
Shareholders' equity:
  Common stock                                1,508        1,005
  Additional paid-in capital                 76,623       73,924
  Retained earnings                         144,363      120,491
                                           --------     --------
                                            222,494      195,420
                                           --------     --------
                                           $330,911     $305,892
                                           ========     ========

[FN]
See accompanying notes to condensed financial information.

         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT __ (Continued)

              INTER-REGIONAL FINANCIAL GROUP, INC.
                        (Parent Company)

                    STATEMENTS OF CASH FLOWS
                         (In thousands)

                                      Year ended December 31,
                               ----------------------------------
                                  1995         1994       1993
                               ----------------------------------
Cash flows from operating
 activities:
Net earnings                   $35,873     $25,453      $47,649
Non-cash items included
 in earnings:
  Equity in net earnings of
  subsidiaries                 (38,437)    (27,023)     (49,376)
  Depreciation and
   amortization                  3,299       3,537        2,024
                               -------     -------      -------
                                   735       1,967          297
Change in operating assets
 and liabilities                 4,423       3,617        4,781
                               -------     -------      -------

Cash provided by operating
 activities                      5,158       5,584        5,078

Cash flows from financing
 activities:
  Proceeds from:
   Advances from subsidiaries,
     net                        15,829           -       39,393
   Issuance of common stock      2,368         458          353
   Revolving credit agreement        -      15,000            -
   Long-term debt                    -         237        4,427
 Payments for:
   Revolving credit agreement  (15,000)          -       (5,450)
   Purchases of common stock    (6,849)     (3,638)           -
   Dividends on common stock    (5,177)     (4,536)      (2,272)
   Subordinated and other debt  (2,473)     (2,340)      (1,505)
   Advances to subsidiaries,
    net                              -      (5,763)           -
                               -------     -------      -------
Cash provided (used) by
 financing activities          (11,302)       (582)      34,946
                               -------     -------      -------
Cash flows from investing
 activities:
   Dividends from subsidiaries  18,700        8,468      19,571
   Investment in subsidiaries   (9,000)      (8,300)    (52,270)
   Purchases of fixed assets    (3,513)      (4,340)     (7,528)
                               -------     -------      -------
Cash provided (used) by
 investing activities            6,187      (4,172)     (40,227)
                               -------     -------      -------
Increase/(Decrease) in cash         43         830         (203)

Cash at beginning of year          875          45          248
                               -------     -------      -------
Cash at end of year               $918        $875          $45
                               =======     =======      =======

[FN]
See accompanying notes to condensed financial information.

         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT __ (Continued)

              INTER-REGIONAL FINANCIAL GROUP, INC.
                        (Parent Company)

            NOTES TO CONDENSED FINANCIAL INFORMATION


A. The condensed financial statements of Inter-Regional Financial Group, Inc. (Parent Company), should be read in conjunction with the consolidated financial statements of Inter-Regional Financial Group, Inc., and the notes thereto beginning on Page 21.

B. Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note J to consolidated financial statements for information regarding net capital requirements of the broker-dealer subsidiaries which could result in restriction on the ability of the subsidiaries to transfer funds to the parent in the form of loans, advances or cash dividends.

   During 1993, the Parent Company received $52 million in loans from two of its subsidiary broker-dealers, Dain Bosworth and Rauscher Pierce Refsnes, in order to capitalize its third broker-dealer, Regional Operations Group, Inc. During 1994 and 1995, respectively, the Parent received $8 million and $9 million in loans from Dain Bosworth and Rauscher Pierce Refsnes in order to add to Regional Operations Group's capital. See Item 1(c) "Securities Business - Customer
   Financing" and  "Securities Business  -  Uniform  Net  Capital
   Rule."

C. Other Debt:

   Other debt is used primarily to finance equipment and building improvements and is payable in monthly and quarterly installments and bears interest at floating rates which approximated 8.3 percent at December 31, 1995. The Parent Company must maintain certain levels of net worth under one of the debt agreements.

   Annual principal payments on other debt (excluding obligations under capital  leases) during  the  next  five  years  are  as
   follows:   1996  -  $1,621,000;  1997  -  $1,265,000;  1998  -
   $16,000; 1999 - $0; 2000 - $0.

D. Commitments:

   The Parent Company has guaranteed $27 million of four-year subordinated bank debt incurred by Dain Bosworth and Rauscher
   Pierce Refsnes in September and October 1994. See Note F to the consolidated financial statements.

   Aggregate minimum rental commitments as of December 31, 1995, are as follows:

                                       Capital    Operating
(In thousands)                         leases      leases
                                       -------    ---------
  1996   .........................     $1,325      $5,973
  1997   .........................      1,176       6,389
  1998   .........................      1,056       5,235
  1999   .........................        940       3,885
  2000   .........................        940       3,971
  Thereafter......................      6,896      24,314
                                       ------     -------

                                       12,333     $49,767
                                                  =======

  Less amount representing interest    (6,159)
                                       ------
  Present value of minimum lease
   payments                            $6,174
                                       ======