Form 10-Q
period 1996-03-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1996-05-14
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1996

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

                 Yes       X            No

As of April 30, 1996, the Company had 12,106,819 shares of common stock outstanding.


     INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
    REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                              INDEX

                                                             Page
                                                             ----
I. FINANCIAL INFORMATION:

Item 1. Financial Statements

        Consolidated Balance Sheet.........................    1

        Consolidated Statements of Operations..............    2

        Consolidated Statements of Cash Flows..............    3

        Notes to Consolidated Financial Statements.........    4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................    5

II. OTHER INFORMATION:

Item 6. Exhibits and Reports on Form 8-K...................    7

        Signatures.........................................    8

        Index of Exhibits..................................    9

        Exhibits...........................................   10


                    I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (In thousands)


                                       March 31,    December 31,
                                         1996           1995
                                      --------------------------
                                      (Unaudited)
Assets:
 Cash and cash equivalents              $31,289        $26,167
 Cash and short-term investments
  segregated for regulatory purposes    456,000        411,000
 Receivable from customers              766,283        763,793
 Receivable from brokers and dealers    292,313        257,717
 Securities purchased under
  agreements to resell                  224,695         80,233
 Trading securities owned,
  at market                             339,259        322,892
 Equipment, leasehold improvements
  and buildings, net                     30,363         31,108
 Other receivables                       67,435         80,838
 Deferred income taxes                   33,205         31,993
 Other assets                            15,944         16,167
                                      ---------      ---------
                                     $2,256,786     $2,021,908
                                      =========      =========

Liabilities and Shareholders' Equity:
Liabilities:
 Short-term borrowings                 $187,590        $97,000
 Drafts payable                          45,301         50,431
 Payable to customers                   980,827        982,098
 Payable to brokers and dealers         310,935        254,542
 Securities sold under repurchase
  agreements                             74,059        120,808
 Trading securities sold, but not
  yet purchased, at market              223,038         61,050
 Accrued compensation                    64,251         95,988
 Other accrued expenses and accounts
  payable                                78,606         84,973
 Accrued income taxes                    16,883         11,114
 Subordinated and other debt             37,138         41,410
                                      ---------      ---------
                                      2,018,628      1,799,414
                                      ---------      ---------

Shareholders' equity:
 Common stock                             1,512          1,508
 Additional paid-in capital              78,533         76,623
 Retained earnings                      158,113        144,363
                                      ---------      ---------
                                        238,158        222,494
                                      ---------      ---------
                                     $2,256,786     $2,021,908
                                      =========      =========

  See accompanying notes to consolidated financial statements.



      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per-share amounts)


                                     Three Months Ended March 31,
                                           1996         1995
                                     ----------------------------
Revenues:
 Commissions                             $54,860       $36,170
 Principal transactions                   46,478        44,137
 Investment banking and underwriting      26,142        17,888
 Interest                                 26,930        25,299
 Asset management                          8,104         5,715
 Correspondent clearing                    3,829         2,579
 Other                                     4,436         2,240
                                         -------       -------

Total revenues                           170,779       134,028

Interest expense                         (14,745)      (15,187)
                                         -------       -------

Net revenues                             156,034       118,841
                                         -------       -------

Expenses excluding interest:
 Compensation and benefits                97,112        77,896
 Communications                           10,084        10,052
 Occupancy and equipment rental            8,589         7,981
 Travel and promotional                    4,796         4,343
 Floor brokerage and clearing fees         2,617         2,471
 Other                                     9,547         7,372
                                         -------       -------

Total expenses excluding interest        132,745       110,115
                                         -------       -------

Earnings:
 Earnings before income taxes             23,289         8,726
 Income tax expense                       (8,209)       (3,163)
                                         -------       -------

Net earnings                             $15,080        $5,563
                                         =======       =======

Earnings per common and common
 equivalent share:
Primary and fully diluted                  $1.20          $.45
                                         =======       =======

Dividends per share                         $.11      $.10-2/3
                                         =======       =======

  See accompanying notes to consolidated financial statements.



      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited, in thousands)


                                     Three Months ended March 31,
                                           1996         1995
                                    -----------------------------
Cash flows from operating activities:
 Net earnings                             $15,080       $5,563
  Adjustments to reconcile net
   earnings to cash provided (used) by
   operating activities:
   Depreciation and amortization            2,205        2,610
   Deferred income taxes                   (1,212)        (539)
  Other non-cash items                      3,231        1,800
  Cash and short-term investments
   segregated for regulatory purposes     (45,000)     (30,000)
  Net receivable from/payable to
   brokers and dealers                     21,797       34,449
  Securities purchased under agreements
   to resell                             (144,462)    (249,093)
  Net trading securities owned and
   trading securities sold, but not
   yet purchased                          145,621       53,230
  Short-term borrowings and drafts
   payable of securities companies         85,460      (56,647)
  Net payables to customers                (3,761)      65,929
  Securities sold under repurchase
   agreements                             (46,749)     193,959
  Accrued compensation                    (31,737)     (23,336)
Other                                      13,224       17,554
                                          -------      -------

Cash provided by operating activities      13,697       15,479
                                          -------      -------

Cash flows from financing activities:
 Proceeds from:
  Issuance of common stock                    355          320
Payments for:
  Subordinated and other debt              (4,272)      (1,753)
  Dividends on common stock                (1,330)      (1,291)
  Revolving credit agreement, net               -      (15,000)
                                          -------      -------

Cash (used) by financing activities        (5,247)     (17,724)
                                          -------      -------

Cash flows from investing activities:
  Proceeds from investment dividends
   and sales                                   58           25
  Payments for equipment, leasehold
   improvements and other                  (3,386)      (3,117)
                                          -------      -------

Cash (used) for investing activities       (3,328)      (3,092)
                                          -------      -------

Increase (decrease) in cash and cash
 equivalents                                5,122       (5,337)
  Cash and cash equivalents:
    At beginning of period                 26,167       22,764
                                          -------      -------

    At end of period                      $31,289      $17,427
                                          =======      =======


Income tax payments totaled $3,653,000 and $187,000 and interest payments totaled $13,049,000 and $13,984,000 during the three months ended March 31, 1996 and 1995, respectively.

During the  three months  ended March  31, 1996,  the Company had
non-cash  financing   activity  of   $1,559,000  associated  with
crediting  of   common  stock   to   Wealth   Accumulation   Plan
participants.

  See accompanying notes to consolidated financial statements.


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

A.   Condensed Consolidated Financial Statements

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of results expected for subsequent periods.

     Certain prior year amounts in the financial statements have been reclassified to conform to the 1996 presentation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  This discussion  should be  read in  conjunction  with  Item  7
(Management's Discussion  and Analysis)  of the  Company's Annual
Report on Form 10-K for the year ended December 31, 1995.

Summary

  Consolidated net earnings were $15.1 million in the 1996 first quarter, a Company record and an increase of $9.5 million or 171 percent over the first quarter of 1995. Net revenues for the quarter were also a Company record $156.0 million, up $37.2 million or 31 percent over the prior year quarter. The Company, along with the rest of the securities industry, benefited from the relative strength of financial markets that existed since the second half of 1995. Compared with the first quarter of 1995, the Company also benefited from a larger portion of its business mix being comprised of higher margin corporate investment banking activities as well as from increased productivity across nearly all of its business lines that management believes resulted from:
(1) previous investments in the size and quality of its private client sales forces; (2) refocusing of the Equity Capital Markets Group within Dain Bosworth; and (3) cost-containment actions taken within the Company's Fixed Income Groups.

Results of Operations:

                                    Three Months ended March 31,
(Unaudited, in thousands)                   1996       1995
                                    ----------------------------
Net Revenues:
  Dain Bosworth Incorporated              $103,312    $76,388
  Rauscher Pierce Refsnes, Inc.             51,783     41,799
  Corporate, other and eliminations            939        654
                                           -------    -------

                                          $156,034   $118,841
                                           =======    =======
Earnings (Loss) before income taxes:
  Dain Bosworth Incorporated               $17,159     $5,685
  Rauscher Pierce Refsnes, Inc.              6,531      3,349
  Corporate, other and eliminations           (401)      (308)
                                           -------    -------
                                           $23,289     $8,726
                                           =======    =======

  Commission revenues increased 18.7 million or 52 percent during the first quarter of 1996 over the first quarter of 1995 as a result of higher sales of mutual funds, over-the-counter equity securities sold on an agency basis and listed securities to individual and institutional investors. Contributing to the increase was a 28-percent increase in the New York Stock Exchange's average daily trading volume and general increases in securities prices.

  The $2.3 million or 5 percent increase in principal transaction revenues was primarily due to improved sales and trading results in: (1) over-the-counter equity securities driven chiefly by strong equity markets and increased demand for such securities by the Company's individual and institutional customers; and (2) taxable fixed income securities driven principally by comparatively stronger taxable fixed income markets and increased demand for corporate fixed income securities from the Company's individual and institutional customers as a result of comparatively higher yields offered by these products over alternative investments.

  Investment banking and underwriting revenues increased $8.3 million or 46 percent during the quarter over the prior year. The increase was primarily the result of an increase in mergers and acquisitions and underwriting services performed for the Company's corporate clients.

  Net interest income increased $2.1 million or 21 percent during the first quarter over prior year levels as the positive effects of increases in customer margin and credit balances were partially offset by slight decreases in interest rate spreads earned on such balances. During the 1996 second quarter, the Company plans to begin offering new cash management products to certain segments of its customers. Management believes that implementation of new cash management products and services will result in higher asset management revenues, but will be offset by lower net interest income and, accordingly, is not initially expected to have a material effect on net earnings. As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains significant, the Company expects net interest income to continue to be a significant component of its earnings.

  Asset management revenues increased $2.4 million or 42 percent over the 1995 first quarter as a result of larger volumes of assets in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes, as well as a 46-percent increase in assets under management at IFG Asset Management Services, Inc.

  Revenues from correspondent clearing rose $1.3 million or 49 percent from the prior year as the average number of correspondent brokerage firms served by RPR Correspondent Services increased by 26 percent from the first quarter of 1995. The Company also benefited from increased trade volumes from such correspondents.

  During the 1996 first quarter, compensation and benefits expense increased $19.2 million or 25 percent primarily from increased commissions, incentive compensation and related benefits due to higher operating revenues and earnings as well as general salary increases. Such increases were partially offset by the effects of a 1-percent decline in the average number of employees in the 1996 first quarter compared with the 1995 first quarter.

  Expenses other than compensation and benefits increased $3.4 million or 11 percent over the 1995 period principally due to:
(1) increased litigation-related expenses; (2) increased occupancy costs related to the expansion and/or improvement of numerous operating office locations during 1995; and (3) volume-driven increases in clearing services and travel and promotional costs associated with the generation of new business.


LIQUIDITY AND CAPITAL RESOURCES

  As described in Note J to the Consolidated Financial Statements of the Company's 1995 Annual Report on Form 10-K, Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and the New York Stock Exchange, Inc. measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At March 31, 1996, net capital was $55.0 million at Regional Operations Group, which was 6.8 percent of aggregate debit balances and $14.6 million in excess of the 5-percent requirement. At March 31, 1996, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $40.8 million and $26.8 million, respectively, in excess of their minimum requirements.

  On May 1, 1996, the Company's Board of Directors announced that it would increase the regular quarterly cash dividend paid on the Company's common stock from $.11 per share to $.15 per share beginning with the dividend to be paid in the 1996 second quarter. The determination of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

  In January 1996 the Company entered into a three-year, $4.6 million operating lease agreement to finance the acquisition of state-of-the-art technology in the form of investment executive workstations, which the Company believes will improve productivity and client service of Dain Bosworth and Rauscher Pierce Refsnes investment executives.

  In April 1994 the Company's Board of Directors authorized a plan to purchase up to 600,000 shares of the Company's common stock. Purchases of the common stock will be made from time to time at prevailing market prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through April 30, 1996, the Company had repurchased 541,000 shares in accordance with this program at a cost of $10.4 million.


                   PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(a) Exhibits

 Item
  No.       Item                         Method of Filing
 ----       ----                         ----------------

  4.1 Restated Certificate           Incorporated          by
      of Incorporation  of           reference to Exhibit 4.1
      the  Company   dated           to     the     Company's
      May 2,  1996, and by           Registration   Statement
      amendment dated  May           on Form S-8 dated May 2,
      2, 1996.                       1996, File No. 33-03113.

  4.2 Amended and Restated           Incorporated          by
      Bylaws    of     the           reference to Exhibit 4.2
      Company, as  amended           to     the     Company's
      through May 2, 1996.           Registration   Statement
                                     on Form S-8 dated May 2,
                                     1996, File No. 33-03113.

  10  IFG    1996    Stock           Filed herewith.
      Incentive Plan.

  11  Computation  of  Net           Filed herewith.
      Earnings Per Share.

  27  Financial       Data           Filed herewith.
      Schedule

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended
March 31, 1996.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           INTER-REGIONAL FINANCIAL GROUP, INC.

Date:    May 14, 1996           By    Louis C. Fornetti
                                      -----------------------
                                      Louis C. Fornetti
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


                                By     Daniel J. Reuss
                                       ----------------------
                                       Daniel J. Reuss
                                       Senior Vice President,
                                       Corporate Controller
                                       and Treasurer
                                       (Principal Accounting Officer)


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                FOR QUARTER ENDED MARCH 31, 1996



(a) Exhibits

 Item
  No.        Item                         Method of Filing
 ----        ----                         ----------------

  4.1 Restated Certificate           Incorporated          by
      of Incorporation  of           reference to Exhibit 4.1
      the  Company   dated           to     the     Company's
      May 2,  1996, and by           Registration   Statement
      amendment dated  May           on Form S-8 dated May 2,
      2, 1996.                       1996, File No. 33-03113.

  4.2 Amended and Restated           Incorporated          by
      Bylaws    of     the           reference to Exhibit 4.2
      Company, as  amended           to     the     Company's
      through May 2, 1996.           Registration   Statement
                                     on Form S-8 dated May 2,
                                     1996, File No. 33-03113.

  10  IFG    1996    Stock           Filed herewith.
      Incentive Plan.

  11  Computation  of  Net           Filed herewith.
      Earnings Per Share.

  27  Financial       Data           Filed herewith.
      Schedule

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended
March 31, 1996.