Form 10-K405/A
period 1995-12-31
INTER REGIONAL FINANCIAL GROUP INC
filed 1996-06-27
CIK 50916

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

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K:

(a)    Documents filed as part of this Report:
                                                             Page
                                                             ----
1.  Financial statements:
    Reference is made to the table of contents to financial statements and financial statement schedule hereinafter contained...............................................  38*
2.  Financial statement schedules:
    Reference is made to the table of contents to financial statements and financial statement schedule hereinafter contained for all other financial statement schedules... 38*


* Refers to page number in original Form 10-K filing for the year ended December 31, 1995.

3.  Exhibits:

Item No.      Item                       Method of Filing
- ---------------------------------------------------------------
3.1   Restated    Certificate        Incorporated by  reference
      of Incorporation of the        to  Exhibit   4.1  to  the
      Company.                       Company's     Registration
                                     Statement  on   Form   S-8
                                     dated March 14, 1995, File
                                     No. 33-58069.

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

4.1   Credit Agreement dated         Incorporated by  reference
      June 29, 1995.                 to  Exhibit   4.1  to  the
                                     Company's Quarterly Report
                                     on Form  10-Q  dated  June
                                     30, 1995.

4.2   First   Amendment   to         Filed herewith. **
      Credit Agreement dated
      March 14, 1996.

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

4.10  Seventh  Amendment  to         Filed herewith. **
      Term-Loan    Agreement
      dated March 15, 1996.

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

10.4* IFG          Executive         Incorporated by  reference
      Deferred  Compensation         to Exhibit  10(a)  to  the
      Plan dated  March  31,         Company's  Current  Report
*      1993.                          on Form 8-K dated July 15,
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
                                     1994.

10.7* Offer  of   Employment         Filed herewith. **
      and  Restricted  Stock
      Agreements between the
      Company and  Louis  C.
      Fornetti  dated   July
      14, 1995, and July 17,
      1995, respectively.

10.8* Agreement      between         Incorporated by  reference
      the Company  and David         to  Exhibit  10.1  to  the
      A.     Smith     dated         Company's Quarterly Report
      September 26, 1995.            on   Form    10-Q    dated
                                     September 30, 1995.

11*   Computation   of   net         Filed herewith. **
      earnings per share.

22    List of subsidiaries.          Filed herewith. **

23    Independent  Auditors'         Filed herewith.
      consent.

24    Power of attorney.             Filed herewith **

27    Financial Data Schedule.       Filed herewith. **

*  Management  contract   or  compensatory  plan  or  arrangement
   required to be filed as an exhibit pursuant to Item 14(c) of this report.

** Refers to  original  Form  10-K  filing  for  the  year  ended
   December 31, 1995.


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

      Date of earliest event reported - October 31, 1995.

      Financial Statements Filed - None


REPORT FOR EMPLOYEE STOCK PURCHASE PLAN:

     The financial statements required by Form 11-K is hereby furnished as permitted by Rule 15d-21: by Rule 15d-21.

Schedules included:
                                                           Page
                                                           ----
Independent auditors' report................................ 4

Statement of net assets available for plan
 benefits as of December 31, 1995 and 1994.................. 5

Statement of changes in net assets available
 for plan benefits for the years ended
 December 31, 1995 and 1994................................. 6

Notes to financial statements............................... 7

Schedule 1 - Schedule of assets held for investment
 purposes.................................................. 10

Schedule 2 - Reportable transaction for the year
 ended December 31, 1995................................... 11

Exhibit 23 - Independent auditors' consent................. 13

                  INDEPENDENT AUDITORS' REPORT


IFG Stock Bonus Plan Administrative Committee
Inter-Regional Financial Group, Inc.:

We have audited the accompanying statements of net assets available for plan benefits of the IFG Stock Bonus Plan (the
Plan) as of December 31, 1995 and 1994 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the IFG Stock Bonus Plan as of December 31, 1995 and 1994 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules are presented for purposes of complying with the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974 and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           KPMG Peat Marwick LLP

Minneapolis, Minnesota
June 14, 1996

                      IFG STOCK BONUS PLAN
      STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS
             (In thousands, except number of shares)

                                                December 31,
                                             1995         1994
                                             -----------------
Assets:
Temporary cash investments................      $780    $1,123
Contributions receivable:
Employee..................................        45        63
Employer..................................       302         6
                                            --------   -------
Investment in Inter-Regional Financial
 Group, Inc. common stock, at market
 (4,397,539 shares and 4,714,155 shares;
 cost $43,632 and $41,831, respectively)..   111,038    70,712
Participant loans receivable..............     2,743     1,802
Interest receivable.......................         3         6
                                             114,911    73,712
                                            --------   -------
Liabilities:
Miscellaneous accounts payable............        52        42
                                            --------   -------
Net assets available for plan benefits
 (includes $3,761 and $2,268, respectively,
 of distributions due to plan participants
 and $1,094 and $473 respectively, of
 diversifications payable to IFG Profit
 Sharing Plan)............................. $114,859   $73,670
                                            ========   =======

See accompanying notes to financial statements.

                      IFG STOCK BONUS PLAN
 STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS
                         (In thousands)

                                          Year Ended December 31,
                                             1995        1994
                                          -----------------------
Investment income:
 Dividends..............................     $1,945      $1,747
 Interest...............................        237         146
 Net realized and unrealized gain
  (loss) on securities..................     46,201     (16,797)
                                            -------     -------
                                             48,383     (14,904)

Contributions:
 Employee...............................      4,861       5,206
 Employer...............................      2,644       2,780
Distributions:
 To participants, at market.............    (10,889)     (7,133)
 Diversification to IFG Profit
  Sharing Plan..........................     (1,845)     (2,592)
 Dividends paid to participants.........     (1,918)          -

Expenses:
 Fees...................................        (47)          -
                                            -------     -------
Increase (decrease) in net assets.......     41,189     (16,643)

Net assets available for plan benefits:
 At beginning of year...................     73,670      90,313
                                            -------      ------
 At end of year.........................   $114,859     $73,670
                                            =======      ======

See accompanying notes to financial statements.

                      IFG STOCK BONUS PLAN
                  NOTES TO FINANCIAL STATEMENTS
                   DECEMBER 31, 1995 AND 1994

1.  Summary of Significant Accounting Policies

  Contributions - Employee contributions are recorded when payroll deductions are made for the IFG Stock Bonus Plan (the
  Plan) participants. Employer contributions are generally accrued at the time the employee contributions are recorded. Participants who reach the legal pretax limit during the year may have a portion of their employer matching contributions paid at year end.

  Investments  -  The  investments  in  Inter-Regional  Financial
  Group, Inc. (IFG) common stock are carried at market value. Market value is determined based on the closing price of the common stock on the New York Stock Exchange. Purchases and sales of securities and the related gain or loss, if any, are recorded on a trade-date basis.

  A three-for-two  stock split  effected in  the  form  of  a  50 percent stock dividend was paid on December 20, 1995 to shareholders of record at the close of business on December 6, 1995.

  Distributions - Consistent with generally accepted accounting principles, amounts payable to participants who have elected to withdraw from the Plan are not reflected as a liability on the statement of net assets available for benefits. The amounts are included in net assets and reported in a parenthetical notation on the statement.

  Reclassification  -   Certain  prior  year  amounts  have  been
  restated to conform to the 1995 presentation.

2.  Plan Description

  The IFG Stock Bonus Plan is a defined contribution plan which provides incentive to employees by giving them an opportunity to increase their interest in IFG through ownership of its common stock. Any employee of IFG or its participating subsidiaries may become a participant in the Plan after completing one year of service if they are at least 21 years of age. Effective January 1, 1995, participants may make pretax contributions to the Plan beginning the January 1 or July 1 following six months of service if they are at least 21 years of age.

  For the year ended December 31, 1994, employee contributions to the Plan were made on a pretax basis and employees could authorize payroll deductions of up to five percent, not to exceed the legal limit, of their recognized compensation, as defined. The Company made contributions to the Plan equal to 50 percent of participants' contributions. The Company also made matching contributions to the Plan equal to 25 percent of employee pretax contributions to the IFG Profit Sharing Plan, of up to five percent of the participants' recognized compensation (less any amount of participant contributions to the IFG Stock Bonus Plan). Only aggregate employee pretax contributions of up to five percent for both the Plan and the IFG Profit Sharing Plan were eligible for company matching contributions. Effective January 1, 1995, participants may contribute 1 to 12 percent of recognized compensation to either the Plan or the IFG Profit Sharing Plan. However, total participant pretax contributions to the Plan and the IFG Profit Sharing Plan can not exceed 12 percent of recognized compensation. The participant receives a 40 percent employer match on pretax contributions up to 5 percent of pay. Matching contributions are limited to $3,000 annually. All matching contributions are paid to the participants' accounts under the IFG Stock Bonus Plan. Recognized compensation is defined in the Plan and generally consists of salary, commissions and other regular compensation paid to a participant during the Plan year, subject to certain aggregate limitations under federal regulations.

  Employee contributions are always fully vested. Participants vest in matching employer contributions after they have attained five years of service at which time they become 100 percent vested. Special rules apply for rehired employees. Employer contributions become fully vested if, while employed, the participant dies, reaches age 55 or retires because of total and permanent disability. Employer contributions will also become fully vested if the Plan is terminated or if there is a complete discontinuance of contributions to the Plan.

  Participants are eligible to borrow up to 50 percent, not to exceed $50,000, of certain account balances. For December 31, 1994, loans were available only for payment of certain medical expenses, educational expenses, home purchase or improvement, or financial hardship. Effective January 1, 1995, loans are allowed for any reason. Participants may elect a loan term of between one year and four and one-half years for all loans other than home purchase for which a 10 or 15-year term may be elected. All loans are charged an interest rate equal to the prime rate plus one percent on the first working day of the quarter in which the loan was originated. All loans are repaid through monthly payroll deductions.

  Eligible participants may direct the sale of their stock holdings in the Plan (know as a diversification). Proceeds from the sale of IFG common stock are transferred to the IFG Profit Sharing Plan for investment as directed by the participant. A participant who reaches age 50 with 10 years of service may elect to transfer 25 percent of his or her account balance each year. Participants ages 55 to 59, may transfer up to 50 percent each year and participants age 60 and older, up to 100 percent, subject to a $3,000 minimum. A participant with 15 years of service, regardless of age, may diversify up to 25 percent of his or her account balance each year.

  For the year ended December 31, 1994, a participant could request an in-service distribution for the payment of medical expenses, educational expenses, home purchase or improvement, or financial hardship. Effective January 1, 1995, participants may request in-service distributions for financial hardship only. Distributions are limited to the vested balances of certain accounts within the Plan. Additionally, any participant age 60 and over may request a full or partial distribution from the Plan. All distributions from the Plan are made in shares of IFG common stock, including cash for any uninvested contributions and fractional shares.

  Effective January 1, 1995, the Plan became an Employee Stock Ownership Plan and was amended to allow dividend pass-through to participants. Dividends received by the Plan on IFG common stock allocated to participant accounts are distributed from the Plan to participants. Dividends received by the Plan on shares not yet allocated to participant accounts are allocated to participant accounts as earnings.

  There were 2,550 participants in the Plan at December 31, 1995.

3.  Contributions

  Amounts contributed by each employer and the employees of such employers were as follows for the years ended December 31, 1995 and 1994, respectively (in thousands):

                               1995                      1994
                      Amount Contributed by     Amount Contributed by
                      Employee     Employer     Employee     Employer
                     -----------------------   -----------------------
Dain Bosworth
 Incorporated........   $3,134       $1,741       $3,437      $1,795
Rauscher Pierce
 Refsnes, Inc........    1,387          748        1,461         823
Regional Operations
 Group, Inc..........      239          106          215         114
Inter-Regional
 Financial Group,
 Inc.................       70           27           45          23
IFG Asset Management
 Services, Inc.......       31           22           37          20
Dain Corporation.....        0            0           11           5
                        ------       ------       ------      ------
                        $4,861       $2,644       $5,206      $2,780
                        ======       ======       ======      ======


  The 1995 and 1994 employer contributions include a match of $940,000 and $270,000, respectively, on participant pretax contributions to the IFG Profit Sharing Plan. Employer matching contributions have been reduced by forfeitures of $371,000 and $106,000 for the years ended December 31, 1995 and 1994, respectively.

  Any forfeited benefits are utilized to reduce future employer contributions unless the participant returns to employment before a specified time as defined by the Plan.

  Effective June 30, 1994, Dain Corporation no longer had any employees.

4.  Trustee and Administration of the Plan

  First Trust National Association is the Trustee of the Plan. The Plan is administered by a three-member committee appointed by IFG's Board of Directors, all of whom are employees of IFG or its participating subsidiaries. Administrative costs and expenses were paid by IFG or its participating subsidiaries; however, effective January 1, 1995, trustee fees and fees associated with the Plan's dividend pass-through administration are paid from Plan assets.

5.  Federal Income Taxes

  The Plan administrator received a favorable determination letter dated September 26, 1995, from the United States
  Treasury Department stating that the Plan constitutes a qualified plan under Sections 401(a) and 4975 (e)(7) of the Internal Revenue Code (the Code) and that the trust created under the Plan is therefore exempt from federal income taxes under the provisions of Section 501(a).

  The Plan administrator believes that the Plan and its related trust continue to qualify under the provisions of Sections
  401(a), 4975(e)(7) and 501(a) of the Code and are exempt from federal income taxes.

  Participants are not taxed currently on their pretax contributions, on the employers' contributions to the Plan, or on net earnings allocated to participant accounts. Dividends paid to participants on IFG common stock allocated to their accounts are subject to tax in the year received. Distributions are generally subject to federal income tax at the time of distribution if not rolled to an individual retirement account or other qualified plan.

6.  Reconciliation to Form 5500

  Net assets available for plan benefits in the accompanying financial statements differ from Form 5500 as filed with the Internal Revenue Service, as follows (in thousands):

                                                   December 31,
                                                1995        1994
                                               ------------------
Net assets available for Plan benefits
 disclosed in Form 5500                        $110,004   $70,929
Adjustments for distributions and
 diversifications payable                         4,855     2,741
                                               --------   -------
Net assets available for Plan benefits
 disclosed in accompanying financial
 statements                                    $114,859   $73,670
                                               ========   =======

7.  Party-in-Interest Transactions

  First Trust National Association is a party-in-interest with respect to the Plan. In the opinion of the Plan's trustee, transactions between the Plan and the Trustee are exempt from being considered as "prohibited transactions" under ERISA
  Section 408(b).

                                                       Schedule 1

                      IFG STOCK BONUS PLAN
  ITEM 27(a) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                        DECEMBER 31, 1995

             (In thousands, except number of shares)


Identity of Issuer                                        Market
 or Borrower         Description        Shares     Cost      Value
- -------------------------------------------------------------------
Inter-Regional       Inter-Regional
Financial            Financial
Group, Inc.          Group Inc.
                     Common Stock     4,397,539   $43,632  $111,038

First Trust          First American
National             Prime Obligations                780       780
Association

Plan Participants    Loans Receivable
                     (Rate of interest
                     ranges from 7 to 11
                     percent)                       2,743     2,743
                                                  -------  --------
                                                  $47,155  $114,561
                                                  =======  ========

[FN]
See accompanying independent auditors' report.

                                                       Schedule 2

                      IFG STOCK BONUS PLAN
        ITEM 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS
              FOR THE YEAR ENDED DECEMBER 31, 1995

             (In thousands, except for transactions)

                                                                  Fair
                                                                 Value of
                                                                  Asset
                                                                  as of
                                           Number   Pur-           Date
                                             of    chase            of     Net
                       Description         Trans-  Price/ Selling Trans-  Gain/
Party Involved        of Transaction       actions  Cost  Price   action  (Loss)
- --------------------------------------------------------------------------------
First Trust        Purchases of First Short-
National           Term Investment Fund       31   $5,843          $5,843     --
Association (1)

First Trust        Sales of First Short-
National           Term Investment Fund      111          $6,979   $6,979     --
Association (1)

First Trust        Purchases of First
National           American Prime
Association (1)    Obligations                19   $2,463          $2,463     --

First Trust        Sale of First American
National           Prime Obligations          17          $1,682   $1,682     --
Association (1)

First Trust        Purchases of IFG
National           Common Stock (2)          148   $9,536          $9,536     --
Association (1)

First Trust        Sales of IFG Common
National           Stock (2)                  16         $15,415  $15,415 $8,102
Association (1)

(1) Known to be a party-in-interest.

(2) Purchases include both public market and intra-plan purchases. Sales represent intra-plan sales only.

See accompanying independent auditors' report.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTER-REGIONAL FINANCIAL GROUP, INC.

                                By    Louis C. Fornetti
                                      ---------------------------
                                      Louis C. Fornetti
                                   Executive Vice President
                            Chief Financial Officer and Treasurer
                                     Dated: June 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                         Title
- ---------                         -----
Irving Weiser                     Chairman of the Board,
- --------------------------        President, Chief Executive
Irving Weiser                     Officer and Director
                                  (Principal Executive Officer)

Louis C. Fornetti                 Executive Vice President,
- --------------------------        Chief Financial Officer and
Louis C. Fornetti                 Treasurer
                                  (Principal Financial Officer)

Angela M. Chicoine                Vice President and Controller
- --------------------------        (Principal Accounting Officer)
Angela M. Chicoine

Susan S. Boren                    Director
- --------------------------
Susan S. Boren

F. Gregory Fitz-Gerald            Director  By: Louis C. Fornetti
- --------------------------                      -----------------
F. Gregory Fitz-Gerald                          Louis C. Fornetti
                                                Pro Se and as
                                                Attorney-in-Fact
                                                Dated: June 26, 1996
Lawrence Perlman                  Director
- --------------------------
Lawrence Perlman

C.A. Rundell, Jr.                 Director
- --------------------------
C.A. Rundell, Jr.

Robert L. Ryan                    Director
- --------------------------
Robert L. Ryan

Arthur R. Schulze, Jr.            Director
- --------------------------
Arthur R. Schulze, Jr.

John C. Appel                     Executive Vice President
- --------------------------        and Director
John C. Appel