Form 10-Q
period 1996-06-30
INTER REGIONAL FINANCIAL GROUP INC
filed 1996-08-14
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1996

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

                 Yes       X            No

As of July 31, 1996, the Company had 12,158,563 shares of common stock outstanding.

        INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
       REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                INDEX

                                                             Page
                                                             ----
I. FINANCIAL INFORMATION:

Item 1.  Financial Statements

         Consolidated Balance Sheets..........................  1

         Consolidated Statements of Operations................  2

         Consolidated Statements of Cash Flows................  3

         Notes to Consolidated Financial Statements...........  4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................  5


II. OTHER INFORMATION:

Item 1.   Legal Proceedings...................................  8

Item 4.   Submission of Matters to a Vote of Security Holders  11

Item 6.   Exhibits and Reports on Form 8-K.................... 12

          Signatures.......................................... 13

          Index of Exhibits................................... 14

          Exhibits............................................ 15

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

        INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)
                                          June 30,   December 31,
                                            1996        1995
                                         ------------------------
                                        (Unaudited)
Assets:
 Cash and cash equivalents..............    $37,728     $26,167
 Cash and short-term investments
  segregated for regulatory purposes....    337,000     411,000
 Receivable from customers..............    825,705     763,793
 Receivable from brokers and dealers....    185,414     257,717
 Securities purchased under agreements
  to resell.............................    144,803      80,233
 Trading securities owned, at market....    286,116     322,892
 Equipment, leasehold improvements and
  buildings, at cost, net...............     32,468      31,108
 Other receivables......................     85,496      80,838
 Deferred income taxes..................     32,795      31,993
 Other assets...........................     15,123      16,167
                                          ---------   ---------
                                         $1,982,648  $2,021,908
                                          =========   =========

Liabilities and Shareholders' Equity:
Liabilities:
 Short-term borrowings..................   $102,857     $97,000
 Drafts payable.........................     39,236      50,431
 Payable to customers...................    936,877     982,098
 Payable to brokers and dealers.........    232,587     254,542
 Securities sold under repurchase
  agreements............................     51,563     120,808
 Trading securities sold, but not yet
  purchased, at market..................    161,712      61,050
 Accrued compensation...................     81,158      95,988
 Other accrued expenses and accounts
  payable...............................     87,131      84,973
 Accrued income taxes...................      5,764      11,114
 Subordinated and other debt............     33,803      41,410
                                          ---------   ---------
                                          1,732,688   1,799,414
                                          ---------   ---------
Shareholders' equity:
 Common stock...........................      1,524       1,508
 Additional paid-in capital.............     79,113      76,623
 Retained earnings......................    169,323     144,363
                                          ---------   ---------
                                            249,960     222,494
                                          ---------   ---------
                                         $1,982,648  $2,021,908
                                          =========   =========

        INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
         (Unaudited, in thousands, except per-share amounts)
                          Three Months Ended     Six Months Ended
                               June 30,               June 30,
                           1996        1995       1996      1995
                          -------------------- --------------------
Revenues:
 Commissions............  $58,325    $42,756  $113,185   $78,926
 Principal transactions.   42,449     46,339    88,927    90,476
 Investment banking and
  underwriting..........   23,876     18,988    50,018    36,876
 Interest...............   26,026     27,110    52,956    52,409
 Asset management.......    8,476      6,384    16,580    12,099
 Correspondent clearing.    4,678      2,944     8,507     5,523
 Other..................    3,746      2,693     8,182     4,933
                          -------    -------   -------   -------
 Total revenues.........  167,576    147,214   338,355   281,242

Interest expense........  (13,733)   (16,841)  (28,478)  (32,028)
                          -------    -------   -------   -------
Net revenues............  153,843    130,373   309,877   249,214
                          -------    -------   -------   -------
Expenses Excluding Interest:
 Compensation and
  benefits..............   95,751     83,490   192,863   161,386
 Communications.........   10,781      9,860    20,865    19,912
 Occupancy and equipment    8,739      8,174    17,328    16,155
 Travel and promotional.    6,596      4,955    11,392     9,298
 Floor brokerage and
  clearing fees.........    2,687      2,550     5,304     5,021
 Other..................    9,335      7,797    18,882    15,169
                          -------    -------   -------   -------
Total expenses excluding
 interest...............  133,889    116,826   266,634   226,941
                          -------    -------   -------   -------
Earnings:
 Earnings before income
  taxes.................   19,954     13,547    43,243    22,273
 Income tax expense.....   (6,926)    (4,911)  (15,135)   (8,074)
                          -------    -------   -------   -------
Net earnings............  $13,028     $8,636   $28,108   $14,199
                          =======    =======   =======   =======
Earnings per common
 and common equivalent
 share:
 Primary................    $1.03      $0.69     $2.23     $1.14
                          =======    =======   =======   =======
 Fully diluted..........    $1.03      $0.69     $2.21     $1.13
                          =======    =======   =======   =======

        INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited,  in thousands)
                                        Six Months Ended June 30,
                                            1996         1995
                                       --------------------------
Cash flows from operating activities:
 Net earnings...........................  $28,108      $14,199
 Adjustments to reconcile earnings to
  cash provided (used) by operating
  activities:
   Depreciation and amortization........    4,585        4,395
   Deferred income taxes................     (802)      (1,078)
   Other non-cash items.................    4,276        4,132
   Cash and short-term investments
    segregated for regulatory purposes..   74,000      (83,000)
   Net receivable from/payable to
    brokers and dealers.................   50,348       16,802
   Securities purchased under
    agreements to resell................  (64,570)     (64,968)
   Net trading securities owned and
    trading securities sold, but not yet
     purchased..........................  137,438      (28,005)
   Short-term borrowings and drafts
    payable of securities companies.....   (5,338)      13,537
   Net payable to customers............. (107,133)      87,099
   Securities sold under repurchase
    agreements..........................  (69,245)      58,262
   Accrued compensation.................  (14,830)      (8,386)
   Other................................   (9,701)       7,565
                                          -------      -------
Cash provided by operating activities...   27,136       20,554
                                          -------      -------

Cash flows from financing activities:
 Proceeds from:
  Issuance of common stock..............      947          625
 Payments for:
  Subordinated and other debt...........   (7,607)      (3,040)
  Dividends on common stock.............   (3,148)      (2,588)
  Revolving credit agreement, net.......        -      (15,000)
  Purchase of common stock..............        -         (783)
                                          -------      -------
Cash (used) by financing activities.....   (9,808)     (20,786)
                                          -------      -------
Cash flows from investing activities:
 Proceeds from investment dividends
  and sales.............................       97          174
 Payments for equipment, leasehold
  improvements and other................   (5,864)      (6,698)
                                          -------      -------
Cash (used) for investing activities....   (5,767)      (6,524)
                                          -------      -------
Increase/(decrease) in cash and
 cash equivalents.......................   11,561       (6,756)
 Cash and cash equivalents:
  At beginning of period................   26,167       22,764
                                          -------      -------
  At end of period......................  $37,728      $16,008
                                          =======      =======

Income tax payments totaled $21,228,000 and $7,697,000 and interest payments totaled $26,202,000 and $30,781,000 during the six months ended June 30, 1996 and 1995, respectively.

     See accompanying notes to consolidated financial statements.


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

A. Condensed Consolidated Financial Statements

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month and six-month periods ended June 30, 1996, are not necessarily indicative of results expected for subsequent periods.

   Certain prior year amounts in the financial statements have been reclassified to conform to the 1996 presentation.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

   This discussion  should be  read in  conjunction with  Item  7
(Management's Discussion  and Analysis)  of the  Company's Annual
Report on Form 10-K for the year ended December 31, 1995.

   Summary

   Consolidated net earnings increased $4.4 million and net revenues increased $23.5 million during the 1996 second quarter over the same quarter of 1995. The Company's private client group business lines posted record results during the 1996 second quarter and the Company's combined equity capital markets business lines posted results 25 percent higher than the second quarter of 1995. The Company, along with the rest of the securities industry, benefited from relatively strong equity markets. Fixed income markets, however, remained difficult due to uncertainty caused by rising interest rates. Consolidated net earnings increased $13.9 million while net revenues increased $60.7 million during the first six months of 1996 versus the same period of 1995.

Results of Operations:

                          Three Months Ended     Six Months Ended
                               June 30,               June 30,
(Unaudited, in thousands)    1996     1995       1996       1995
                          -------------------- ------------------

Net Revenues:
 Dain Bosworth
  Incorporated..........  $98,193   $86,903   $201,505  $163,291
 Rauscher Pierce
  Refsnes, Inc..........   54,504    42,986    106,287    84,785
 Corporate, other and
  eliminations..........    1,146       484      2,085     1,138
                          -------   -------    -------   -------
                         $153,843  $130,373   $309,877  $249,214
                          =======   =======    =======   =======

Earnings (Loss) before
 income taxes:
 Dain Bosworth
  Incorporated..........  $13,250   $10,169    $30,409   $15,854
 Rauscher Pierce
  Refsnes, Inc..........    9,173     4,071     15,704     7,420
 Corporate, other and
  eliminations             (2,469)     (693)    (2,870)   (1,001)
                          -------   -------    -------   -------
                          $19,954   $13,547    $43,243   $22,273
                          =======   =======    =======   =======

      Commission revenues increased $15.6 million, or 36 percent, from the 1995 second quarter and $34.3 million, or 43 percent, from 1995 first half as a result of increased sales to individual and institutional investors of (1) over-the-counter equity securities sold on an agency basis; (2) mutual funds; (3) insurance and annuity products; and (4) listed equity securities to individual and institutional investors. Contributing to the revenue increases were 20 percent and 24 percent increases, respectively, in the New York Stock Exchange's average daily trading volumes for the quarter and year-to-date over the comparable 1995 periods as well as general increases in securities prices.

      Revenues from principal transactions declined $3.9 million, or 8 percent, and $1.5 million, or 2 percent, during the second quarter and first half, respectively, from the comparable 1995 periods. The revenue declines were primarily due to poorer trading results in taxable and tax-exempt securities. Such fixed income trading revenue decreases were precipitated by the development of an increasing interest rate environment during the 1996 second quarter. Principal transactions revenue declines for both the quarter and year-to-date periods were partially offset by increases in trading revenues from over-the-counter equity securities.

      Investment banking and underwriting revenues increased $4.9 million, or 26 percent, in the second quarter due primarily to increased underwriting activity for the Company's corporate clients, as well as increases in syndicate participation revenues. In the first half of 1996, investment banking and underwriting revenues increased $13.1 million, or 36 percent, resulting from higher levels of corporate underwriting and mergers and acquisitions services, as well as increased syndicate participation revenues.

      Net interest income increased $2.0 million, or 20 percent, and $4.1 million, or 20 percent, for the quarter and year-to-date, respectively, due principally to increases in customer margin and credit balances and wider interest rate spreads. Late in the second quarter, the Company began offering new cash management products to certain segments of its customers. However, significant customer credit balances did not transfer to Company-sponsored money market funds until the third quarter. Management anticipates the transfer of approximately $250 million in customer credits during the third quarter and believes that implementation of new cash management products and services will result in higher asset management revenues, but will be offset by lower net interest income and, accordingly, is not initially expected to have a material effect on net earnings. As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains significant, the Company expects net interest income to continue to be a significant contributor to earnings (see also "Liquidity and Capital Resources" below).

      Asset management revenues increased $2.1 million, or 33 percent, for the quarter and $4.5 million, or 37 percent, for the first half from higher levels of assets in fee-based managed account programs at Dain Bosworth and Rauscher Pierce Refsnes, as well as a 26 percent increase in assets under management at IFG Asset Management Services, Inc.

      Revenues from correspondent clearing rose $1.7 million, or 49 percent, and $3.0 million, or 54 percent, for the quarter and first half, respectively, as the Company benefited from increased trade volumes for correspondent brokerage firms served by RPR Correspondent Services, as well as an increase in the number of correspondents.

      Compensation and benefits expense increased $12.3 million, or 15 percent, during the 1996 second quarter and $31.5 million, or 20 percent, during the 1996 first half versus the comparable periods of 1995. The increase for the quarter and first half is due primarily to increased commissions paid to revenue-producing employees generating higher levels of operating revenues and increased incentive compensation accruals due to higher levels of earnings as well as general salary increases.

      Expenses other than compensation and benefits increased $4.8 million, or 14 percent, over the second quarter of 1995 as a result of: (1) increased communications costs stemming from the 1996 rollout of improved investment executive workstations; (2) increased travel and promotional costs associated with the generation of new business; and (3) increased litigation-related expenses. For the year-to-date period, expenses other than compensation and benefits increased $8.2 million, or 13 percent, over 1995 as a result of: (1) increased litigation-related expenses; (2) increased communications costs stemming from the 1996 rollout of improved investment executive workstations; and
(3) increased travel and promotional costs stemming from the generation of new business.

LIQUIDITY AND CAPITAL RESOURCES

      Late in the 1996 second quarter, the Company began offering new cash management products to certain segments of its customers that will likely result in the transfer of significant customer credit balances to Company-sponsored money market funds during the third quarter. Management anticipates the transfer of approximately $250 million in customer credits during the third quarter. Additionally, the Company also expects a significant increase in customer margin receivables early in the third quarter. Management expects the Company's short-term borrowings to increase as a result of these developments, though it believes that its remaining financing sources are sufficient to finance ongoing operations.

      As described in Note J to the Consolidated Financial Statements of the Company's 1995 Annual Report on Form 10-K, Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and the New York Stock Exchange, Inc., measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At June 30, 1996, net capital was $59.2 million at Regional Operations Group, which was 6.7 percent of aggregate debit balances and $15.1 million in excess of the 5-percent requirement. At June 30, 1996, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $46.9 million and $30.1 million, respectively, in excess of the $1 million requirement.

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

      In April 1994 the Company's Board of Directors authorized a plan to repurchase up to 600,000 shares of the Company's common stock. Through July 31, 1996 the Company had repurchased the entire 600,000 shares in accordance with this program at a cost of $11.8 million.

      On August 7, 1996, the Company's Board of Directors approved a 100,000 share extension of the common stock repurchase plan. Purchases of the common stock will be made from time to time at prevailing market prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes.

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

          The other nine actions, which were brought in April and May 1995, allege similar claims to the Colorado action. In certain states, the plaintiffs also allege intentional infliction of economic harm, interference with contractual relations and/or aiding and abetting the breaches of duty by the final sets of owners of MWL. The actions are captioned and pending as follows, and the plaintiffs in each action seek the amount of compensatory damages indicated in parentheses:

     Iowa Life and Health Insurance Guaranty Ass'n v. Inter-
     Regional Financial Group, Inc. and Dain Bosworth
     Incorporated  (Iowa Dist. Ct., Polk County) ($5.7 million)

     C. Randolph, L. Schnobrich, V. Troumbly, P. Dumke, E. Davis and Minnesota Life and Health Insurance Guaranty Ass'n v. Inter-Regional Financial Group, Inc. and Dain Bosworth Incorporated (Hennepin County Dist. Ct.) ($32.2 million)

     Montana Life and Health Insurance Guaranty Ass'n v. Inter-
     Regional Financial Group, Inc. and Dain Bosworth
     Incorporated, (Montana First Judicial Court, Lewis & Clark
     County) ($3.4 million)

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

     The Resolution Trust Corporation

          Rauscher Pierce Refsnes and Robert H. Brown, Jr., Rauscher Pierce Refsnes' executive vice president of equity capital markets, have been named as defendants in an action captioned Resolution Trust Corporation, as receiver for Western Savings & Loan Association, F.A. vs. Express America Holdings Corporation; Smith Barney Harris Upham & Co.; Rauscher Pierce Refsnes, Inc., et al. This action was bro ught in the U.S. District Court in Phoenix, Arizona in December 1995 by The Resolution Trust Corporation (the "RTC") and arises out of the RTC's sale through an auction process conducted in the fall of 1990 of the stock of WESAV Mortgage Corporation ("WESAV"), a subsidiary of Western Savings & Loan Association, F.A. Rauscher Pierce Refsnes acted as broker for the sale and Smith Barney Harris Upham & Co. ("Smith Barney") acted as the RTC's financial advisor. WESAV was eventually sold to First Western Partners, the predecessor to Express America Holdings Corporation ("Express America"), in May 1991 for a gross acquisition price of approximately $45 million, including the assumption of approximately $19 million in liabilities. The RTC alleges that Rauscher, as broker, improperly favored Express America over other allegedly higher bidders, and that Rauscher and Smith Barney committed fraud in connection with the auction and sale, were negligent in their analysis and communication of bids to the RTC, and breached their contracts with and fiduciary duties to the RTC. In addition to the corporate defendants and Mr. Brown, the RTC also named as defendants in the action Express America's chief executive officer and chief financial officer, the former chief executive officer and former chief financial officer of WESAV, and certain other individuals. It alleges such officers of Express America and WESAV were guilty of mismanagement between the conclusion of the auction process and closing of the sale. The RTC seeks from all parties compensatory damages in excess of $20 million and punitive damages of $60 million, along with interest, costs and other relief. Effective January 1, 1996 the RTC was merged into the Federal Deposit Insurance Corporation, which became the plaintiff in this action.

          Rauscher Pierce Refsnes, Mr. Brown and the other defendants have filed motions to dismiss these claims, and oral arguments were heard on such motions in June 1996. Rauscher Pierce Refsnes and Mr. Brown believe that they have substantial and meritorious defenses available, and they are defending themselves vigorously in this action.

     Orange County v. RPR

          Rauscher Pierce Refsnes has also been named in an adversary proceeding commenced by the County of Orange ("the County"), captioned County of Orange, a political subdivision of the State of California v. Rauscher Pierce
     Refsnes, Inc., a corporation and filed in the Chapter 9 proceeding entitled In re County of Orange, a political subdivision of the State of California in the United States Bankruptcy Court for the Central District of California. The case was filed in June 1996 simultaneously with the filing of adversary proceedings against Morgan Stanley & Co., Inc., Student Loan Marketing Association ("Sallie Mae"), LeBouef, Lamb, Greene & MacRae, and McGraw-Hill
     Companies, Inc. d/b/a Standard & Poors. Previously, the County had filed adversary proceedings against Merrill Lynch & Co., Inc. and KPMG Peat Marwick. In each of these proceedings, the County seeks at least $500 million in losses allegedly incurred in the Orange County Investment Pool ("OCIP"). The County has signed tolling agreements with at least 15 other potential defendants in similar adversary proceedings.

          The County alleges that Rauscher was a financial advisor on five note offerings by the County that took place in June through August of 1994, including an offering of $600 million in taxable one-year notes in July 1994. The County alleges that by failing to apprise the County of the risks involved in OCIP and in the County's 1994 note offering program, and by failing to prevent the issuance of allegedly inaccurate official statements, Rauscher became liable for breach of contract, professional negligence, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty committed by the County Treasurer and Assistant Treasurer. Rauscher denies these allegations, including the allegation that it was a "financial advisor" in connection with these transactions. In each of the five transactions in question, Rauscher was retained solely to determine whether the underwriter's spread (including the portion to be received by the financial and marketing specialist) and proposed interest rate were appropriate.

          Rauscher and other defendants in these adversary proceedings have moved the federal district court to withdraw its standing reference of these cases to the bankruptcy court. Rauscher believes it has substantial and meritorious defenses available and intends to defend itself vigorously in this action.

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

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       At the regular Annual Meeting of Stockholders of the Company held on May 1, 1996, the stockholders elected eight directors, approved adoption of the IFG Stock Incentive Plan, voted to increase the amount of authorized common stock and ratified the appointment of KPMG Peat Marwick L.L.P. as the registrant's independent auditors.

       Voting results of each of those items were as follows:

       Election of Directors:

                                       For           Withheld
                                    ---------        --------
       J. C. Appel                  8,971,258         92,541
       J. E. Attwell                8,967,867         95,932
       S. S. Boren                  8,957,268        106,531
       F. G. Fitz-Gerald            8,969,205         94,594
       C. A. Rundell, Jr.           8,969,224         94,575
       R. L. Ryan                   8,976,581         87,218
       A. R. Schulze, Jr.           8,973,706         90,093
       I. Weiser                    8,947,461        116,338

                                   For       Against    Abstain
                                ---------   ---------   -------
Approval of IFG Stock
  Incentive Plan                4,226,346   3,088,376    79,748

Approval of Amendment
 to Increase Authorized
 Common Stock                   8,365,798     631,138    66,863

Ratification of Appointment
 of Auditors                    8,999,100      45,462    19,237


                   PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 10-K

(a)  Exhibit 11 - Computation of Net Earnings Per Share

(b)  Reports on Form 8-K

     Two reports on Form 8-K were filed during the quarter ended June 30, 1996.

     Items reported:

     (1) Item 5 - Other Events (Press release regarding an increase in registrant's quarterly cash dividend to 15 cents per share of common stock from 11 cents per common share).

          Date of Report - May 1, 1996

          Financial Statements Filed - None

     (2) Item 5 - Other Events (Press release regarding registrant naming William A. Johnstone as CEO of Rauscher Pierce Refsnes, Inc. and as an additional member of the registrant's Board of Directors).

          Date of Report - June 4, 1996

          Financial Statements Filed - None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTER-REGIONAL FINANCIAL GROUP, INC.
                                           Registrant

Date:  August 13, 1996        By  Louis C. Fornetti
                                  ------------------------
                                  Louis C. Fornetti
                                  Executive Vice  President
                                  and    Chief    Financial
                                  Officer        (Principal
                                  Financial Officer)

                              By  Daniel J. Reuss
                                  ------------------------
                                  Daniel J. Reuss
                                  Senior  Vice   President,
                                  Corporate Controller  and
                                  Treasurer      (Principal
                                  Accounting Officer)


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                 FOR QUARTER ENDED JUNE 30, 1996

Exhibit 11  Computation  of  Net  Earnings  Per Share