Form 10-Q/A
period 1996-06-30
INTER REGIONAL FINANCIAL GROUP INC
filed 1996-10-11
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q/A-1

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

(a) Exhibit 11 - Computation of Net Earnings Per Share     Filed herwith*

    Exhibit 27 - Financial Data Schedule                   Filed herewith

* Refers to original Form 10-Q filing for the quarter ended June 30, 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTER-REGIONAL FINANCIAL GROUP, INC.
                                           Registrant

Date:  October 11, 1996       By  Daniel J. Reuss
                                  ------------------------
                                  Daniel J. Reuss
                                  Senior  Vice   President,
                                  Corporate Controller  and
                                  Treasurer      (Principal
                                  Accounting Officer)


      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                 FOR QUARTER ENDED JUNE 30, 1996

Exhibit 11  Computation of Net Earnings Per Share          Filed herewith*

Exhibit 27  Financial Data Schedule                        Filed herewith

* Refers to original Form 10-Q filing for the quarter ended June 30, 1996.