Form 10-Q
period 1996-09-30
INTER REGIONAL FINANCIAL GROUP INC
filed 1996-11-14
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________

                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---          OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1996

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

                 Yes       X            No

As of October 31, 1996, the Company had 12,159,993 shares of common stock outstanding.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
  REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                              INDEX

                                                          Page
                                                          ----
I. FINANCIAL INFORMATION:

Item 1.  Financial Statements

           Consolidated Balance Sheets....................    1

           Consolidated Statements of Operations..........    2

           Consolidated Statements of Cash Flows..........    3

           Notes to Consolidated Financial Statements.....    4

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............    5

II. OTHER INFORMATION:

Item 1.    Legal Proceedings..............................    8

Item 6.    Exhibits and Reports on Form 8-K...............   11

           Signatures.....................................   12

           Index of Exhibits..............................   13

           Exhibits.......................................   14

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                                        September 30,  December 31,
                                            1996          1995
                                       ----------------------------
                                         (Unaudited)
Assets:
Cash and cash equivalents..............    $29,558       $26,167
Cash and short-term investments
 segregated for regulatory purposes....     60,009       411,000
Receivable from customers..............    972,487       763,793
Receivable from brokers and dealers....    212,579       257,717
Securities purchased under agreements
 to resell.............................    208,497        80,233
Trading securities owned, at market....    387,415       322,892
Equipment, leasehold improvements
 and buildings, at cost, net...........     33,137        31,108
Other receivables......................     82,192        80,838
Deferred income taxes..................     33,222        31,993
Other assets...........................     14,201        16,167
                                         ---------     ---------
                                        $2,033,297    $2,021,908
                                         =========     =========
Liabilities and Shareholders' Equity:
Liabilities:
Short-term borrowings..................   $223,258       $97,000
Drafts payable.........................     39,309        50,431
Payable to customers...................    650,664       982,098
Payable to brokers and dealers.........    311,047       254,542
Securities sold under repurchase
 agreements............................    104,379       120,808
Trading securities sold, but not yet
 purchased, at market..................    206,560        61,050
Accrued compensation...................     99,028        95,988
Other accrued expenses and accounts
 payable...............................     99,833        84,973
Accrued income taxes...................      8,538        11,114
Subordinated and other debt............     30,476        41,410
                                         ---------     ---------
                                         1,773,092     1,799,414
                                         ---------     ---------
Shareholders' equity:
Common stock...........................      1,520         1,508
Additional paid-in capital.............     79,527        76,623
Retained earnings......................    179,158       144,363
                                         ---------     ---------
                                           260,205       222,494
                                         ---------     ---------
                                        $2,033,297    $2,021,908
                                         =========     =========

  See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per-share amounts)
                              Three Months Ended  Nine Months Ended
                                  September 30,     September 30,
                                1996      1995      1996      1995
                             --------------------------------------
Revenues:
Commissions.............   $50,808    $48,201   $163,993  $127,127
Principal transactions..    40,353     44,608    129,280   135,084
Investment banking and
 underwriting...........    30,226     23,059     80,244    59,935
Interest................    27,514     28,622     80,470    81,031
Asset management........     9,269      7,285     25,849    19,384
Correspondent clearing..     3,447      3,525     11,954     9,048
Other...................     3,888      4,864     12,070     9,797
                           -------    -------    -------   -------
Total revenues..........   165,505    160,164    503,860   441,406
Interest expense........   (14,470)   (17,058)   (42,948)  (49,086)
                           -------    -------    -------   -------
Net revenues............   151,035    143,106    460,912   392,320
                           -------    -------    -------   -------

Expenses Excluding Interest:
Compensation and
 benefits...............    94,051     91,956    286,914   253,342
Communications..........    10,440     10,127     31,305    30,039
Occupancy and equipment.     8,947      8,186     26,275    24,341
Travel and promotional..     5,913      4,890     17,305    14,188
Floor brokerage and
 clearing fees..........     2,870      2,713      8,174     7,734
Other...................     8,830      8,268     27,712    23,437
                           -------    -------    -------   -------
Total expenses
 excluding interest.....   131,051    126,140    397,685   353,081
                           -------    -------    -------   -------
Earnings:
Earnings before income
 taxes..................    19,984     16,966     63,227    39,239
Income tax expense......    (6,994)    (6,150)   (22,129)  (14.224)
                           -------    -------    -------   -------
Net earnings............   $12,990    $10,816    $41,098   $25,015
                           =======    =======    =======   =======
Earnings per common and
 common equivalent share:
Primary.................     $1.02      $0.86      $3.24     $2.00
                           =======    =======    =======   =======
Fully diluted...........     $1.01      $0.85      $3.19     $1.96
                           =======    =======    =======   =======

  See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited,  in thousands)
                                             Nine Months Ended
                                               September 30,
                                             1996        1995
                                          ----------------------
Cash flows from operating activities:
Net earnings.............................   $41,098     $25,015
Adjustments to reconcile earnings to
 cash provided (used) by operating
 activities:
 Depreciation and amortization...........     7,046       6,725
Deferred income taxes....................    (1,229)     (1,005)
Other non-cash items.....................     6,507       6,558
Cash and short-term investments
 segregated for regulatory purposes......   350,991    (121,000)
Net receivable from/payable to brokers
 and dealers.............................   101,643      10,965
Securities purchased under agreements
 to resell...............................  (128,264)   (101,635)
Net trading securities owned and
 trading securities sold, but not
 yet purchased...........................    80,987     (24,762)
Short-term borrowings and drafts
 payable of securities companies.........   115,136      50,252
Net receivable from/payable to customers.  (540,128)     73,646
Securities sold under repurchase
 agreements..............................   (16,429)     94,979
Accrued compensation.....................     3,040       8,030
Other....................................    11,200         929
                                             ------      ------
Cash provided by operating activities....    31,598      28,697
                                             ------      ------
Cash flows from financing activities:
Proceeds from:
Issuance of common stock.................     1,243         643
Payments for:
Subordinated and other debt..............   (10,934)     (4,326)
Dividends on common stock................    (4,968)     (3,882)
Purchase of common stock.................    (1,341)     (2,705)
Revolving credit agreement, net..........         -     (15,000)
                                             ------      ------
Cash (used) by financing activities......   (16,000)    (25,270)
                                             ------      ------
Cash flows from investing activities:
Proceeds from investment dividends
 and sales...............................       126       1,776
Payments for equipment, leasehold
 improvements and other..................   (12,333)     (7,947)
                                             ------      ------
Cash (used) by investing activities......   (12,207)     (6,171)
                                             ------      ------
Increase/(decrease) in cash and cash
 equivalents.............................     3,391      (2,744)
Cash and cash equivalents:
At beginning of period...................    26,167      22,764
                                             ------      ------
At end of period.........................   $29,558     $20,020
                                             ======      ======

Income tax payments totaled $25,332,000 and $13,967,000 and interest payments totaled $38,503,000 and $47,620,000 during the nine months ended September 30, 1996 and 1995, respectively.

  See accompanying notes to consolidated financial statements.

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A. Condensed Consolidated Financial Statements

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of results expected for subsequent periods.

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

   Summary

   Consolidated net earnings increased $2.2 million and net revenues increased $7.9 million during the 1996 third quarter over the same quarter of 1995. Activity in the Company's private client group business lines slowed during the 1996 third quarter from record levels experienced during the second quarter. However, the Company's equity capital markets business lines' revenues surged during the third quarter, posting results 39 percent higher than the previous quarter and 36 percent higher than the third quarter of 1995. The Company, along with the rest of the securities industry, continued to benefit from relatively strong equity markets. Fixed income markets, however, remained difficult due to uncertainty caused by interest rate volatility. Consolidated net earnings increased $16.1 million while net revenues increased $68.6 million during the first nine months of 1996 versus the same period of 1995.

Results of Operations:

                               Three Months ended September 30,
                                Nine Months ended September 30,
(Unaudited, in thousands)      1996      1995      1996     1995
                              ----------------------------------
Net Revenues:
Dain Bosworth
 Incorporated           $99,705    $93,045   $301,210   $256,336
Rauscher Pierce
 Refsnes, Inc.           50,454     49,020    156,741    133,805
Corporate, other and
 eliminations               876      1,041      2,961      2,179
                        -------    -------    -------    -------
                       $151,035   $143,106   $460,912   $392,320
                        =======    =======    =======    =======
Earnings (Loss) before
 income taxes:
Dain Bosworth
 Incorporated           $15,242    $13,501    $45,651    $29,355
Rauscher Pierce
 Refsnes, Inc.            6,976      5,320     22,680     12,740
Corporate, other and
 eliminations            (2,234)    (1,855)    (5,104)    (2,856)
                        -------    -------    -------    -------
                        $19,984    $16,966    $63,227    $39,239
                        =======    =======    =======    =======

      Commission revenues increased $2.6 million, or 5 percent, from the 1995 third quarter as a result of increased sales to individual and institutional investors of: (1) mutual funds; (2) over-the-counter equity securities sold on an agency basis; and
(3) insurance and annuity products. These increases were partially offset by a decrease in listed equity securities to individual and institutional investors. For the first nine months, revenues increased $36.9 million, or 29 percent, over 1995 due to increased sales to individual and institutional investors of: (1) over-the-counter equity securities sold on an agency basis; (2) mutual funds; (3) listed equity securities; and
(4) insurance and annuity products. Contributing to the revenue increases were 11 percent and 20 percent increases, respectively, in the New York Stock Exchange's average daily trading volumes for the quarter and year-to-date over the comparable 1995 periods.

      Revenues from principal transactions declined $4.3 million, or 10 percent, and $5.8 million, or 4 percent, during the third quarter and first nine months, respectively, from the comparable 1995 periods. For the quarter the revenue declines were due primarily to reduced over-the-counter equity trading results and, to a lesser degree, poorer trading results in taxable fixed income securities. The decline in over-the-counter equity trading results was brought about by narrower spreads earned in trading such products compared with the third quarter of 1995. For the year-to-date period, the revenue declines were chiefly the result of poorer trading results in taxable and tax-exempt securities, which were precipitated by the development of an increasing interest rate environment during the 1996 second quarter, and were partially offset by increased trading revenues from over-the-counter equity securities.

      Investment banking and underwriting revenues increased $7.2 million, or 31 percent, in the third quarter and $20.3 million, or 34 percent, year-to-date due primarily to higher levels of equity underwriting and mergers and acquisitions services performed for the Company's corporate clients, as well as increases in syndicate participation revenues. Such revenue increases were partially offset by decreases in underwriting and fee revenues earned from the Company's municipal and governmental clients. These declines resulted primarily from a continuation of difficult fixed income security market conditions.

      Net interest income increased $1.5 million, or 13 percent, and $5.6 million, or 17 percent, for the quarter and year-to-date, respectively, due principally to increases in customer margin balances resulting from the third quarter transfer of several large customer accounts from competitors to the Company's broker-dealers, as well as continued growth in total margin debits. Such increases in net interest income, however, were partially offset by the effects of the third quarter transfer of approximately $300 million in customer credit balances to Company-sponsored money market funds as a result of the offering of new cash management products to certain segments of its customers. Management believes that implementation of new cash management products and services will result in higher asset management revenues, but will be offset by lower net interest income and, accordingly, is not initially expected to have a material effect on net earnings. As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains significant, the Company expects net interest income to continue to be a significant contributor to earnings (see also "Liquidity and Capital Resources" below).

      Asset management revenues increased $2.0 million, or 27 percent, for the quarter and $6.5 million, or 33 percent, for the year-to-date period from higher levels of assets in fee-based managed account programs at Dain Bosworth and Rauscher Pierce Refsnes, as well as 34 percent and 23 percent increases in assets under management at IFG Asset Management Services, Inc. ("AMS") over the previous year's quarter and year-to-date periods, respectively. The significant rise in assets under management at AMS was the result of the aforementioned transfer of approximately $300 million in customer credits from the Company's balance sheet to money market funds managed by AMS (see also "Liquidity and Capital Resources below).

      Third quarter 1996 revenues from correspondent clearing approximated those generated in the 1995 third quarter. Revenues from correspondent clearing increased $2.9 million, or 32 percent, as the Company benefited from increased trade volumes, primarily during the 1996 first half, for correspondent brokerage firms served by RPR Correspondent Services, as well as an increase in the number of correspondents.

      Compensation and benefits expense increased $2.1 million, or 2 percent, during the 1996 third quarter and $33.6 million, or 13 percent, over the first nine months of 1996 versus the comparable periods of 1995. The increase for the quarter is due primarily to increased incentive compensation accruals resulting from higher levels of earnings and increased fixed compensation expense related to increases in the salaried employee base and salary rate increases. For the nine-month period, the expense increase relates to increased commissions paid to revenue-producing employees generating higher levels of operating revenues and increased incentive compensation accruals due to higher levels of earnings as well as increased fixed compensation expense related to higher numbers of salaried employees and salary increases.

      Expenses other than compensation and benefits increased $2.8 million, or 8 percent, over the third quarter of 1995 primarily as a result of: (1) increased travel and promotional costs associated with the generation of new business; (2) increased occupancy costs stemming from expansion of certain operating office locations including increased operating costs and real estate taxes associated with such locations; (3) increased communications costs stemming from the 1996 rollout of improved investment executive workstations; and (4) increased litigation-related expenses. For the year-to-date period, expenses other than compensation and benefits increased $11.0 million, or 11 percent, over 1995 as a result of: (1) increased travel and promotional costs stemming from the generation of new business; (2) increased litigation-related expenses; (3) increased occupancy costs stemming from expansion of certain operating office locations including increased operating costs and real estate taxes associated with such locations; and (4) increased communications costs stemming from the 1996 rollout of improved investment executive workstations.

LIQUIDITY AND CAPITAL RESOURCES

      Late in the 1996 second quarter, the Company began offering new cash management products to certain segments of its customers that resulted in the transfer of approximately $300 million of customer credit balances to Company-sponsored money market funds during the third quarter. Management anticipates additional transfers of $50 million to $100 million in customer credits during the fourth quarter. Additionally, the Company experienced a $146.8 million increase in customer receivables during the third quarter due largely to the transfer of several large customer accounts from competitors to the Company's broker-dealers during the quarter. As the result of these developments, the Company's short-term borrowings increased, in part to support the increase in margin debits and the reduction in customer credits as a funding source. Management, however, believes that its financing sources are sufficient to finance ongoing operations.

      As described in Note J to the Consolidated Financial Statements of the Company's 1995 Annual Report on Form 10-K, Regional Operations Group, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and the New York Stock Exchange, Inc., measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At September 30, 1996, net capital was $75.3 million at Regional Operations Group, which was 7.8 percent of aggregate debit balances and $27.2 million in excess of the 5-percent requirement. At September 30, 1996, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $32.0 million and $21.9 million, respectively, in excess of the $1 million requirement.

      In April 1994 the Company's Board of Directors authorized a plan to repurchase up to 600,000 shares of the Company's common stock. As of July 31, 1996 the Company had repurchased the entire 600,000 shares in accordance with this program at a cost
of $11.8 million.       On August 7, 1996, the Company's Board of
Directors approved a 100,000 share extension of the common stock repurchase plan. Purchases of the common stock may be made from time to time at prevailing market prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. Through October 31, 1996, no shares had been repurchased pursuant to this extension.

      In January 1996 the Company entered into a three-year, $4.6 million operating lease agreement to finance the acquisition of state-of-the-art technology in the form of investment executive workstations, which the Company believes will improve productivity and client service of Dain Bosworth and Rauscher Pierce Refsnes investment executives. In conjunction with this project, the Company also purchased with cash an additional $2.5 million of workstation equipment during the first nine months of 1996.

      On May 1, 1996, the Company's Board of Directors announced that it would increase the regular quarterly cash dividend paid on the Company's common stock from $.11 per share to $.15 per share beginning with the dividend paid in the 1996 second quarter. The determination of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

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

     Midwest Life Insurance Litigation

          The Company and Dain Bosworth have been named as defendants in ten actions brought by insurance guaranty associations and certain individuals in connection with losses suffered under single premium deferred annuities issued by Midwest Life Insurance Company ("MWL"), a former subsidiary acquired by the Company in 1980 and sold by it in early 1986. Such annuities were sold primarily through the private client sales force of Dain Bosworth. MWL, which was sold two times subsequent to its sale by the Company in 1986 and was relocated from Nebraska to Louisiana by the final owners, Southshore Holding Corp., was declared insolvent and ordered liquidated by the State of Louisiana in August 1991. Generally, MWL policyholders have been reimbursed for their losses up to $100,000 per holder by the state guaranty funds. The plaintiffs (or real parties in interest) in these cases are certain individual policyholders and/or the Life and Health Guaranty Associations of each of Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington and Wyoming, which claim to have succeeded to the rights of policyholders they reimbursed for MWL losses. Plaintiffs in the aggregate seek to recover in excess of $64 million in compensatory damages, as well as punitive damages, interest, costs, attorneys' fees and other relief.

          The first of these actions, Karsian, et al. v. Inter-Regional Financial Group, Inc., and Dain Bosworth Incorporated, is pending in the United States District Court for the District of Colorado. This action was initially brought in August 1993 as a purported class action and named Rauscher Pierce Refsnes as an additional defendant. The court has since held, however, that there are no proper class claims and the claims against Rauscher have been dismissed. The plaintiffs in this action seek approximately $10.7 million in compensatory damages. They initially alleged common law fraud, breach of fiduciary duty, negligence and negligent misrepresentation, civil conspiracy, RICO claims, breach of contract, and claims under the Investment Advisors Act of 1940 and various state laws. However, the RICO, breach of contract, and Investment Advisors Act claims were dismissed by the trial court along with the class claims in July 1995.

          The other nine actions, which were brought in April and May 1995, allege similar claims to the Colorado action. In certain states, the plaintiffs also allege intentional infliction of economic harm, interference with contractual relations and/or aiding and abetting the breaches of duty by the final sets of owners of MWL. Eight of such actions are captioned and pending as follows, and the plaintiffs in each action seek the amount of compensatory damages indicated in parentheses:

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

     The ninth such action, captioned Oregon Life and Health Insurance Guaranty Ass'n v. Inter-Regional Financial Group, Inc. and Dain Bosworth Incorporated, was filed in the Oregon Circuit Court of Multnomah County and sought approximately $.5 million in damages. Such action was dismissed in October 1996 following a partial summary judgment ruling in favor of the Company on statute of limitations grounds. Plaintiff has indicated their intention to appeal such ruling.

          The Company  and Dain  Bosworth believe  that they have
     substantial and meritorious defenses available in all of the
     foregoing  actions   and  they   are  defending   themselves
     vigorously.

     The Resolution Trust Corporation

          Rauscher Pierce Refsnes and Robert H. Brown, Jr., Rauscher Pierce Refsnes' executive vice president of equity capital markets, have been named as defendants in an action captioned Federal Deposit Insurance Corporation, as receiver for Western Savings & Loan Association, F.A. vs. Express America Holdings Corporation; Smith Barney Harris Upham & Co.; Rauscher Pierce Refsnes, Inc., et al. This action was brought in the U.S. District Court in Phoenix, Arizona in December 1995 by The Resolution Trust Corporation (the "RTC") and arises out of the RTC's sale through an auction process conducted in the fall of 1990 of the stock of WESAV Mortgage Corporation ("WESAV"), a subsidiary of Western Savings & Loan Association, F.A. Rauscher Pierce Refsnes acted as broker for the sale and Smith Barney Harris Upham & Co. ("Smith Barney") acted as the RTC's financial advisor. WESAV was eventually sold to First Western Partners, the predecessor to Express America Holdings Corporation ("Express America"), in May 1991 for a gross acquisition price of approximately $45 million, including the assumption of approximately $19 million in liabilities. The RTC alleges that Rauscher, as broker, improperly favored Express America over other allegedly higher bidders, and that Rauscher and Smith Barney committed fraud in connection with the auction and sale, were negligent in their analysis and communication of bids to the RTC, and breached their contracts with and fiduciary duties to the RTC. In addition to the corporate defendants and Mr. Brown, the RTC also named as defendants in the action Express America's chief executive officer and chief financial officer, the former chief executive officer and former chief financial officer of WESAV, and certain other individuals. It alleges such officers of Express America and WESAV were guilty of mismanagement between the conclusion of the auction process and closing of the sale. The RTC seeks from all parties compensatory damages in excess of $20 million and punitive damages of $60 million, along with interest, costs and other relief. Effective January 1, 1996 the RTC was merged into the Federal Deposit Insurance Corporation, which became the plaintiff in this action.

          Defendants' motions to dismiss the case on the face of the complaint were denied in August 1996. Rauscher Pierce Refsnes and Mr. Brown believe that they have substantial and meritorious defenses available, and they are defending themselves vigorously in this action.

     Orange County v. RPR

          Rauscher Pierce Refsnes was also named in an adversary proceeding commenced by the County of Orange ("the County"), captioned County of Orange, a political subdivision of the State of California v. Rauscher Pierce Refsnes, Inc., a corporation and filed in the Chapter 9 proceeding entitled In re County of Orange, a political subdivision of the State of California in the United States Bankruptcy Court for the Central District of California. The case was filed in June 1996 simultaneously with the filing of adversary proceedings against Morgan Stanley & Co., Inc., Student Loan Marketing Association ("Sallie Mae"), LeBouef, Lamb, Greene & MacRae, and McGraw-Hill Companies, Inc. d/b/a Standard & Poors. Previously, the County had filed adversary proceedings against Merrill Lynch & Co., Inc. and KPMG Peat Marwick, and in September 1996 the county filed an adversary proceeding against Fuji Securities Inc. In each of these proceedings, the County seeks at least $500 million in losses allegedly incurred in the Orange County Investment Pool ("OCIP") except that it seeks a lesser amount (approximately $120 million) from Fuji. All of the foregoing proceedings have been transferred from the bankruptcy court to the United States District Court for the Central District of California upon the request of Rauscher and other defendants. The County has signed tolling agreements with at least 14 other potential defendants in similar proceedings.

          The County alleges that Rauscher was a financial advisor on five note offerings by the County that took place in June through August of 1994, including an offering of $600 million in taxable one-year notes in July 1994. The County alleges that by failing to apprise the County of the risks involved in the OCIP and in the County's 1994 note offering program, and by failing to prevent the issuance of allegedly inaccurate official statements, Rauscher became liable for breach of contract, professional negligence, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty committed by the County Treasurer and Assistant Treasurer. Rauscher denies these allegations, including the allegation that it was a "financial advisor" in connection with these transactions. In each of the five transactions in question, Rauscher was retained solely to determine whether the underwriter's spread (including the portion to be received by the financial and marketing specialist) and proposed interest rate were appropriate. Rauscher believes it has substantial and meritorious defenses available and is defending itself vigorously in this action.

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

(a)    Exhibit 3.1 - Amended and Restated Bylaws of the Company

       Exhibit 11 - Computation of Net Earnings Per Share

       Exhibit 27 - Financial Data Schedule

(b)    Reports on Form 8-K

       One report  on Form 8-K was filed during the quarter ended
       September 30, 1996.

       Items reported:

       Item 5 - Other Events (Press release regarding a 15 cent regular quarterly cash dividend and extension of share repurchase plan).

       Date of Report - August 7, 1996

       Financial Statements Filed - None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTER-REGIONAL FINANCIAL GROUP, INC.
                                            Registrant

Date: November 13, 1996         By   Daniel J. Reuss
                                     --------------------------
                                     Daniel J. Reuss
                                     Senior  Vice   President,
                                     Corporate Controller  and
                                     Treasurer      (Principal
                                     Accounting Officer)

      INTER-REGIONAL FINANCIAL GROUP, INC. AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
              FOR QUARTER ENDED SEPTEMBER 30, 1996


Exhibit 3.1   Amended and Restated Bylaws of the Company

Exhibit 11    Computation of Net Earnings Per Share

Exhibit 27    Financial Data Schedule