Form 10-K405
period 1996-12-31
INTERRA FINANCIAL INC
filed 1997-03-21
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                       Washington, D.C.  20549

                              FORM 10-K

X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996
                                or
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 1-8186

                  Interra Financial Incorporated
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

                                         Name of each exchange
   Title of each class                    on which registered
   -------------------                   ---------------------
 Common Stock, par value $.125                New York Stock
         per share                            Exchange, Inc.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    Yes       X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

As of March 3, 1997, 12,239,145 shares of common stock were outstanding, and the aggregate market value of the common shares (based upon the closing price at March 3, 1997, on the New York Stock Exchange ) of Intera Financial Incorporated held by non-affiliates was approximately $319,319,097.

               Documents Incorporated by Reference

       Portions of the Proxy Statement of Registrant to be
          filed within 120 days of December 31, 1995 are
            incorporated in Part III of this report.

                             PART I

ITEM 1. BUSINESS:

     (a)  General Development of Business.

     Interra Financial Incorporated (the "Company" or "Interra") is a holding company formed in 1973 and based in Minneapolis, Minnesota. Prior to its name change in February 1997, the
Company was known as Inter-Regional Financial Group, Inc. The Company offers regional securities broker-dealer and investment banking services through its wholly owned subsidiaries, Dain Bosworth Incorporated ("Dain Bosworth"), headquartered in Minneapolis, Minnesota, and Rauscher Pierce Refsnes, Inc. ("Rauscher Pierce Refsnes"), headquartered in Dallas, Texas. The Company's largest subsidiary, Dain Bosworth, serves the Midwest, Rocky Mountain and Pacific Northwest regions of the United States. At December 31, 1996, Dain Bosworth had 1,959 employees located in 18 states. Rauscher Pierce Refsnes primarily serves the Southwest region of the United States. At December 31, 1996, Rauscher Pierce Refsnes had 1,008 employees located in eight states. Each of Dain Bosworth and Rauscher Pierce Refsnes, as well as 178 correspondent brokerage firms serviced through Rauscher Pierce Refsnes' RPR Correspondent Services unit ("Correspondent Services"), based in St. Louis, Missouri, clears and settles all securities trades on a fully disclosed basis through Interra Clearing Services Inc. ("Interra Clearing"), a third wholly owned subsidiary and registered broker-dealer based in Minneapolis. Prior to February 1997, Interra Clearing was known as Regional Operations Group, Inc. Interra Clearing, which also provides technology and information services to Interra and its subsidiaries, had 394 employees at December 31, 1996.
Interra Advisory Services Inc. ("Interra Advisory"), the Company's wholly owned investment advisory services subsidiary, provides product development, administration, research, marketing and general support services relating to a variety of investment advisory products and services offered through Dain Bosworth and Rauscher Pierce Refsnes. These products and services principally include externally-sponsored and managed mutual funds, insurance and annuity products, mutual fund asset allocation programs, wrap fee advisory programs and cash management products and services. Through its Insight Investment Management division ("Insight Management"), Interra Advisory serves as the investment adviser to the Great Hall Investment Funds (three open-end money market mutual funds) and provides fixed income portfolio management services to a variety of private accounts. Prior to February 1997, Interra Advisory was known as IFG Asset Management Services, Inc. The Company is a Delaware corporation with its executive offices located at Dain Bosworth Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402-4422. Its telephone number is (612) 371-7750.

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

         INTERRA FINANCIAL INCORPORATED AND SUBSIDIARIES
                       REVENUES BY SOURCE
                     (Dollars in thousands)
                                     Year Ended December 31,
                     ----------------------------------------------------
                             1996             1995             1994
                     ----------------------------------------------------
                               Percen-          Percen-          Percen-
                       Amount   tage    Amount    tage    Amount   tage
                     ----------------------------------------------------
Commissions:
 Listed securities.  $87,862   12.9%  $79,6341    3.1%   $68,037   13.7%
 Mutual funds......   62,679    9.2     45,198    7.4     41,717    8.4
 Over-the-counter
  securities.......   46,845    6.8     29,507    4.9     16,033    3.2
 Insurance and
  annuity products.   15,399    2.2     12,703    2.1     11,241    2.3
 Options...........    7,065    1.0      5,845    1.0      4,434    0.9
 Commodities and
  other............    3,234    0.5      3,100    0.5      1,422    0.3
                     -------  -----    -------  -----    -------  -----
  Total............  223,084   32.6    175,987   29.0    142,884   28.8
                     -------  -----    -------  -----    -------  -----

Principal Transactions:
 Equity securities.   89,251   13.1     87,381  14.4      68,466   13.8
 Municipal
  securitiess......   29,451    4.3     33,245   5.5      26,343    5.3
 Government
  securities.......   20,826    3.0     27,021   4.4      17,351    3.5
 Corporate fixed
  income securities.  20,371    3.0     20,025   3.3      18,359    3.7
 Mortgage-backed and
  other securities.    9,141    1.3     11,508   1.9       8,608    1.7
                     -------  -----    -------  -----    -------  -----
  Total............  169,040   24.7    179,180   29.5    139,127   28.0
                     -------  -----    -------  -----    -------  -----

Investment Banking and Underwriting:
 Corporate.........   67,749    9.9     44,432    7.3     44,775    9.0
 Municipal.........   41,211    6.0     42,262    7.0     49,433   10.0
 Other.............    2,431     .4      3,069    0.5      2,503    0.5
                     -------  -----    -------  -----    -------  -----
  Total............  111,391   16.3     89,763   14.8     96,711   19.5
                     -------  -----    -------  -----    -------  -----
Interest:
 Customer margin
  accounts.........   66,770    9.8     55,60  3  9.2     37,307    7.5
 Trading inventories
  and other........   28,250    4.1     30,596    5.0     20,477    4.1
 Deposits and
  short-term
  investments......   15,531    2.3     23,194    3.8     17,386    3.5
                     -------  -----    -------  -----    -------  -----
  Total............  110,551   16.2    109,393   18.0     75,170   15.1
                     -------  -----    -------  -----    -------  -----
Asset Management:
 Individual and
  institutional
  accounts..........  21,697    3.2     16,521    2.7     11,349    2.3
 Money market funds.  13,821    2.0      9,972    1.7      7,115    1.4
 Other mutual funds.     372    0.1        595    0.1        489    0.1
                     -------  -----    -------  -----    -------  -----
  Total............   35,890    5.3     27,088    4.5     18,953    3.8
                     -------  -----    -------  -----    -------  -----

Correspondent
 Clearing...........  15,806    2.3     12,484    2.1     11,590    2.4
Other...............  17,554    2.6     12,852    2.1     11,854    2.4
                     -------  -----    -------  -----    -------  -----
 Total revenues.....$683,316  100.0%  $606,747  100.0%  $496,289  100.0%
                     =======  =====    =======  =====    =======  =====

     (c)  Narrative Description of Business

Securities Business

     General. The securities broker-dealer and investment banking activities of the Company are conducted through Dain Bosworth and Rauscher Pierce Refsnes. Both Dain Bosworth and Rauscher Pierce Refsnes deal in securities of and are market-makers for entities based throughout the United States. In general research and investment banking activities are concentrated on entities based in their respective regions. At December 31, 1996 Dain Bosworth had 853 retail sales representatives and 78 institutional sales representatives in 65 offices located in 18 states and Rauscher Pierce Refsnes had 304 retail sales representatives and 38 institutional sales representatives in 26 offices located in six states. Both firms are member firms of the New York Stock Exchange, Inc. ("NYSE") and are registered in the NASDAQ system as market makers. At December 31, 1996, Dain Bosworth was registered as a market maker for 292 companies and Rauscher Pierce Refsnes was registered as a market maker for 231 companies.

     Dain Bosworth's and Rauscher Pierce Refsnes' operating results are sensitive to many factors outside the control of the Company, including the general volatility of securities prices and interest rates, trading volume of securities, income and capital gains tax legislation and demand for investment banking services. Economic conditions in the regions in which Dain Bosworth and Rauscher Pierce Refsnes operate also affect operating results.

     Commission Business. As securities brokers, Dain Bosworth and Rauscher Pierce Refsnes act as agents in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter ("OTC") market. Dain Bosworth and Rauscher Pierce Refsnes charge a brokerage commission when acting as agent for the purchaser or seller of a security. If the security is listed on an exchange, the transaction is generally effected through Dain Bosworth's or Rauscher Pierce Refsnes' own floor broker or a floor broker who is unaffiliated with either of them. If the security is traded in the OTC market, transactions are generally effected with a market maker in the security. In addition, Dain Bosworth and Rauscher Pierce Refsnes also earn commissions from transactions involving various other financial products including mutual funds. Dain Bosworth's and Rauscher Pierce Refsnes' commission business is derived primarily from individual investors. However, commission revenues from institutional investors have increased in recent years and both companies are investing resources to more fully develop their institutional businesses.

     Principal Transactions. Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities and corporate equity securities and recognize profits or losses on transactions in, or fluctuations in the value of, such securities held in inventory. While nearly all of the Company's principal transactions are executed to facilitate customer trades, Dain Bosworth also maintains certain inventory positions for its own account. These positions typically include U. S. government or U. S. government agency securities and are usually hedged with a combination of short sales of similar securities, financial futures contracts and interest-rate option contracts in order to mitigate market risk.

These inventories require the commitment of substantial capital and expose the companies to the risk of a loss if market prices of the securities held in inventory decrease. General market conditions, interest rates and the financial prospects for issuers of such securities may affect the market price of securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are reviewed periodically.

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

     Customer Financing. A significant portion of Dain Bosworth's and Rauscher Pierce Refsnes' profitability is derived from net interest income, the major portion of which relates to customer balances. Customer transactions are effected on either a cash or margin basis. Purchases on a cash basis require full payment by the designated settlement date, generally the third business day following the transaction date. Interra Clearing carries all customer balances of each of Dain Bosworth, Rauscher Pierce Refsnes and the introducing correspondent firms serviced by RPR Correspondent Services and allocates interest income and expense related to customers, as well as uncollectible amounts due from customers, back to Dain Bosworth and Rauscher Pierce Refsnes and, through Rauscher Pierce Refsnes, to such introducing correspondent firms. Both Dain Bosworth and Rauscher Pierce Refsnes are at risk in the event a customer fails to settle a trade and the value of the securities declines subsequent to the transaction date. When a purchase is made on a margin basis, Dain Bosworth or Rauscher Pierce Refsnes, through Interra Clearing, extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board, the NYSE and the internal policies of Dain Bosworth, Rauscher Pierce Refsnes and Interra Clearing, which are generally more stringent than applicable rules and regulations. In permitting customers to purchase on margin, Dain Bosworth and Rauscher Pierce Refsnes, through Interra Clearing, take the risk that a market decline could reduce the value of the collateral securing the margin loan below the amount of the customer's indebtedness and that the customer might be unable to repay the indebtedness. Interest is charged at a floating rate based on amounts borrowed by customers to finance purchases on margin. The rate charged is dependent on the average net debit balance in the customer's accounts, the activity level in the accounts and the applicable cost of funds.

     Customers will at times accumulate credit balances in their accounts. Such balances result from payment of dividends, interest or principal on securities held for such customers, from funds received in connection with sales of a customer's securities and from cash deposits made by customers pending investment. Pending investment of such funds or reimbursement upon the customer's request, Interra Clearing pays interest on those credit balances on behalf of Dain Bosworth and Rauscher Pierce Refsnes. Interra Clearing uses available credit balances to lend funds to Dain Bosworth and Rauscher Pierce Refsnes customers purchasing securities on margin. Excess customer credit balances are invested in short-term securities in accordance with applicable regulations and are segregated for the exclusive benefit of customers. Both Dain Bosworth and Rauscher Pierce Refsnes generate net interest income through Interra Clearing from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

     Dain Bosworth, Rauscher Pierce Refsnes and Interra Clearing are members of the Securities Investor Protection Corporation ("SIPC"), which insures customer accounts up to specified limits in the event of liquidation. Also, all three firms maintain additional coverage in order to protect customer accounts to specified amounts in excess of SIPC coverage.

     Security Repurchase Activities. Dain Bosworth and Rauscher Pierce Refsnes act as principals in the purchase and sale to their customers of securities of the United States Government and its agencies, including repurchase agreements in such securities and certain other money market instruments. Dain Bosworth and Rauscher Pierce Refsnes may match purchases and sales of these securities and are at risk to the extent that they do not properly match the contracts or their customers are unable to meet their obligations, especially during periods of rapidly changing interest rates and fluctuations in market conditions. All positions are collateralized. Dain Bosworth and Rauscher Pierce Refsnes generally take physical possession of securities purchased under agreements to resell. Such agreements provide Dain Bosworth and Rauscher Pierce Refsnes with the right to maintain the relationship between the market value of the collateral and the receivable. Typically, these contracts are entered into only with clients of substantial size and credit-worthiness. Dain Bosworth and Rauscher Pierce Refsnes also periodically utilize securities sold under repurchase agreements as a means of financing portions of their trading inventories and facilitating hedging transactions.

     Securities Lending and Borrowing Activities. Securities brokers and dealers, including Interra Clearing, borrow securities from and lend securities to other brokers and dealers to facilitate short sales and clearance and delivery of securities that have been sold by their customers when such customers fail to deliver securities prior to settlement date. Interra Clearing also will act as a conduit by arranging securities lending transactions between brokers wishing to lend securities and those wishing to borrow the same securities. When such transactions occur, the lending broker provides excess customer margin securities to the borrowing broker in return for a cash deposit that is generally equivalent to 102 percent of the market value of the securities loaned. Both the lending and borrowing brokers have the right to mark the securities to market in order to maintain the relationship between the market value of the securities loaned and the cash collateral deposited. When the securities are no longer needed by the borrowing firm, they are returned to the lending broker, which returns the cash deposit held, plus interest, to the borrowing broker. When engaging in such securities lending and borrowing activities, Interra Clearing collects cash deposits from brokers that collateralize the securities loaned, invests the cash deposit and profits from the spread between the interest rate paid to the borrowing broker on the cash deposit and the rate earned by Interra Clearing. In all securities lending transactions, Interra Clearing is at risk to the extent that it does not maintain the relationship between the market value of securities loaned and the value of the cash deposit held. Interra Clearing is also at risk to the extent that securities it borrows decline in value and the loaning broker fails to return Interra Clearing's cash deposit.

     Research Activities. Both Dain Bosworth and Rauscher Pierce Refsnes have research departments which provide analysis, investment recommendations and market information with an emphasis on companies located in their respective regions. At December 31, 1996, Dain Bosworth had 23 securities analysts and Rauscher Pierce Refsnes had 16. Both companies also purchase certain research products from independent research organizations to supplement their internal research activities.

     Regulation.     The  securities   industry  is   subject  to
comprehensive regulation by federal and state governments, the various securities and commodities exchanges and other self-regulatory bodies. The regulations cover all aspects of the securities business including sales methods, registration and distribution of securities, trade practices among broker-dealers, transactions with affiliates, conflicts of interest, uses and safekeeping of customers' funds and securities, capital levels of securities firms, record keeping and the conduct of employees. Violations of these rules and regulations can result in censure, fines, suspensions, revocation of the right to do business and private rights of action for damages. Dain Bosworth, Rauscher Pierce Refsnes, Interra Clearing and Interra Advisory believe they have operated in compliance with applicable rules and regulations in all material respects.

     Uniform Net Capital Rule. As broker-dealers and member firms of the NYSE, Dain Bosworth, Rauscher Pierce Refsnes and Interra Clearing are subject to the Uniform Net Capital Rule (the "Rule") promulgated by the Securities and Exchange Commission. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing net capital. Interra Clearing, which carries all of the customer accounts of Dain Bosworth, Rauscher Pierce Refsnes and the correspondent firms serviced through RPR Correspondent Services, currently uses what is generally referred to as the alternative method. Minimum net capital is defined under this method to be equal to 2 percent of customer debit balances, as defined. The NYSE may also require a member organization to reduce its business if net capital is less than 4 percent of such aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of such aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets such as a company's trading securities. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the Securities and Exchange Commission and other regulatory bodies and may ultimately require its liquidation. Dain Bosworth and Rauscher Pierce Refsnes, which do not carry customer accounts, must maintain minimum net capital of $1.0 million. At all times, Dain Bosworth, Rauscher Pierce Refsnes and Interra Clearing have maintained their net capital above the required levels. See Note J to "Consolidated Financial Statements."

Money Management

     Interra Advisory Services Inc. (formerly known as IFG Asset Management Services, Inc.) was restructured in January 1995 into a new financial services organization supporting all mutual fund and cash management products sold by Dain Bosworth and Rauscher Pierce Refsnes. This shared service strategy was expanded in early 1996 to include product management responsibility for all externally managed products and services sold by Dain Bosworth and Rauscher Pierce Refsnes. In addition Interra Advisory, a registered investment advisor, continues to conduct the portfolio management business of Insight Investment Management, a division of Interra Advisory, including the provision of fixed income portfolio management services to Great Hall Investment Funds, Inc. ("Great Hall"), and to individual and institutional clients. Great Hall is an open-end management investment company that currently offers shares in three series, each of which is, in essence, a separate money market mutual fund. Until November 1996 Interra Advisory offered five series. However, in that month Interra Advisory sold two of its Great Hall Series, which invest primarily in longer-term municipal securities. All three of the remaining Great Hall Series are money market funds.

Clearing and Other Services

     Interra Clearing clears and settles trades on a fully disclosed basis for Dain Bosworth, Rauscher Pierce Refsnes and the introducing correspondent firms clearing through them. Correspondent Services, currently a division of Rauscher Pierce Refsnes, is in the business of marketing correspondent clearing services provided by Interra Clearing. As of December 31, 1996, Interra Clearing provided clearing services to 178 introducing correspondent firms introduced through Correspondent Services and one correspondent firm introduced through Dain Bosworth. Interra Clearing also provides data processing and technology services to the Company and its subsidiaries. Correspondent firms introduced through Correspondent Services or otherwise and cleared through Interra Clearing are charged fees based on their use of services.

Competition

     Dain Bosworth, Rauscher Pierce Refsnes and Interra Advisory encounter intense competition in their businesses and compete directly with numerous firms, many of which have substantially greater capital and other resources. Such subsidiaries also encounter competition from banks, insurance companies and financial institutions in many elements of their businesses. For example, with the prior approval of the Federal Reserve, securities subsidiaries of bank holding companies may now underwrite and deal in corporate debt and equity securities, provided that they comply with certain firewalls and that the revenues from such activities do not exceed 25 percent of the securities firm's total revenues. Legislative proposals currently under consideration would eliminate this limit on such activities and would permit banks, bank holding companies and their subsidiaries and affiliates to offer additional services which have traditionally been provided only by securities and money management firms. Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders, securities analysts and investment bankers is intense and continuous.

     Dain Bosworth and Rauscher Pierce Refsnes compete with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. Dain Bosworth and Rauscher Pierce Refsnes operate at a price disadvantage to discount brokerage firms that do not offer equivalent services.

     Correspondent  Services   competes  for   the  business   of
introducing correspondent brokers on the basis of service, product selection, reputation and price.

     Interra Advisory's Insight Management division competes with other fixed income portfolio managers principally on the basis of portfolio performance, price and service.

Employees

     At December 31, 1996, the Company had approximately 3,474 full-time employees. Of these, 1,959 were employed by Dain Bosworth, 1,008 were employed by Rauscher Pierce Refsnes, 394 were employed by Interra Clearing and the rest were employed by Interra Advisory or the holding company. None of the Company's employees is represented by a collective bargaining unit.

ITEM 2. PROPERTIES:

     The headquarters and administrative offices of the Company, Dain Bosworth, Interra Advisory and Interra Clearing are presently located in four buildings in downtown Minneapolis, Minnesota, including the Dain Bosworth Plaza. The Company began occupying space in the Dain Bosworth Plaza under a long-term operating lease in January 1992. In early 1997, the Company relocated its data processing operation to a fourth building in downtown Minneapolis. The Company's office space in a second building remains under a long-term lease commitment and was
renovated  in   1992  to  facilitate  the  consolidation  of  the
Company's clearance and settlement functions into Interra Clearing (see "Clearing and Other Services"). Additional space in a third building in Minneapolis was obtained in 1994 by Interra Clearing under an operating lease to facilitate growth. During the fourth quarter of 1996, the Company entered into a long-term operating lease for space adjacent to the Dain Bosworth Plaza that will be used to consolidate all Interra Clearing operations except data processing. Interra Clearing will begin to occupy this space in the 1997 fourth quarter. During 1994 Rauscher Pierce Refsnes entered into a long-term operating lease for new headquarters space in Dallas, Texas which it began to occupy during the 1995 third quarter. Both Dain Bosworth and Rauscher Pierce Refsnes have extensive branch office systems utilizing leased office space in various locations throughout their regions. The Company believes that its facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

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

          The first of these actions, Karsian, et al. v. Inter-Regional Financial Group, Inc., and Dain Bosworth Incorporated, is pending in the United States District Court for the District of Colorado. This action was initially brought in August 1993 as a purported class action and named Rauscher Pierce Refsnes as an additional defendant. The court has since held, however, that there are no proper class claims and the claims against Rauscher Pierce Refsnes have been dismissed. The plaintiffs in this action seek approximately $10.7 million in compensatory damages. They initially alleged common law fraud, breach of fiduciary duty, negligence and negligent misrepresentation, civil conspiracy, RICO claims, breach of contract, and claims under the Investment Advisors Act of 1940 and various state laws. However, the RICO, breach of contract, and Investment Advisors Act claims were dismissed by the trial court along with the class claims in July 1995.

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

     C. Randolph, L. Schnobrich, V. Troumbly, P. Dumke, E. Davis and Minnesota Life and Health Insurance Guaranty Ass'n v. Inter-Regional Financial Group, Inc. and Dain Bosworth Incorporated (Hennepin County, Minnesota Dist. Ct.) ($32.2 million)

     Montana Life  and Health  Insurance Guaranty Ass'n v. Inter-
     Regional   Financial   Group,   Inc.   and   Dain   Bosworth
     Incorporated, (Montana  First Judicial  Court, Lewis & Clark
     County) ($3.4 million)

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


     The ninth such action, captioned Oregon Life and Health Insurance Guaranty Ass'n v. Inter-Regional Financial Group, Inc. and Dain Bosworth Incorporated, was filed in the Oregon Circuit Court of Multnomah County and sought approximately $0.5 million in damages. Such action was dismissed in October 1996 following a partial summary judgment ruling in favor of the Company on statute of limitations grounds. Plaintiff has appealed such ruling.

          The Company  and Dain  Bosworth believe  that they have
     substantial and meritorious defenses available in all of the
     foregoing  actions   and  they   are  defending   themselves
     vigorously.

     The Resolution Trust Corporation

          Rauscher Pierce Refsnes and Robert H. Brown, Jr., Rauscher Pierce Refsnes' executive vice president of equity capital markets, have been named as defendants in an action captioned Federal Deposit Insurance Corporation, as receiver for Western Savings & Loan Association, F.A. vs. Express America Holdings Corporation; Smith Barney Harris Upham & Co.; Rauscher Pierce Refsnes, Inc., et al. This action was brought in the U.S. District Court in Phoenix, Arizona in December 1995 by The Resolution Trust Corporation (the "RTC") and arose out of the RTC's sale through an auction process conducted in the fall of 1990 of the stock of WESAV Mortgage Corporation ("WESAV"), a subsidiary of Western Savings & Loan Association, F.A. Rauscher Pierce Refsnes acted as broker for the sale and Smith Barney Harris Upham & Co. ("Smith Barney") acted as the RTC's financial advisor. WESAV was eventually sold to First Western Partners, the predecessor to Express America Holdings Corporation ("Express America"), in May 1991 for a gross acquisition price of approximately $45 million, including the assumption of approximately $19 million in liabilities. The RTC alleged that Rauscher Pierce Refsnes, as broker, improperly favored Express America over other allegedly higher bidders, and that Rauscher Pierce Refsnes and Smith Barney committed fraud in connection with the auction and sale, were negligent in their analysis and communication of bids to the RTC, and breached their contracts with and fiduciary duties to the RTC. In addition to the corporate defendants and Mr. Brown, the RTC also named as defendants in the action Express America's chief executive officer and chief financial officer, the former chief executive officer and former chief financial officer of WESAV, and certain other individuals. It alleged such officers of Express America and WESAV were guilty of mismanagement between the conclusion of the auction process and closing of the sale. Rauscher Pierce Refsnes understands that the Federal Deposit Insurance Corporation, which became the plaintiff in this action when the RTC was merged into it effective January 1, 1996, has reached settlement agreements in principle with Smith Barney and the Express America and WESAV defendants. The plaintiff seeks compensatory damages of approximately $15 million and punitive damages of $60 million, along with interest, costs and other relief. Defendants' motions to dismiss the case on the face of the complaint were denied in August 1996. Rauscher Pierce Refsnes and Mr. Brown believe that they have substantial and meritorious defenses available, and they are defending themselves vigorously in this action.

     Orange County v. RPR

          Rauscher Pierce Refsnes was also named in an adversary proceeding commenced by the County of Orange ("the County"), captioned County of Orange, a political subdivision of the State of California v. Rauscher Pierce Refsnes, Inc., a corporation and filed in the Chapter 9 proceeding entitled In re County of Orange, a political subdivision of the State of California in the United States Bankruptcy Court for the Central District of California. The case was filed in June 1996 simultaneously with the filing of adversary proceedings against Morgan Stanley & Co., Inc., Student Loan Marketing Association ("Sallie Mae"), LeBouef, Lamb, Greene & MacRae, and McGraw-Hill Companies, Inc. d/b/a Standard & Poors. Previously, the County had filed adversary proceedings against Merrill Lynch & Co., Inc. and KPMG Peat Marwick, and in September 1996 the county filed an adversary proceeding against Fuji Securities Inc. In each of these proceedings, the County seeks at least $500 million in losses allegedly incurred in the Orange County Investment Pool ("OCIP") except that it seeks a lesser amount (approximately $120 million) from Fuji. All of the foregoing proceedings have been transferred from the bankruptcy court to the United States District Court for the Central District of California upon the request of Rauscher Pierce Refsnes and other defendants. The County has brought similar proceedings against over 30 other defendants which are subject to a stay.

          The County alleges that Rauscher Pierce Refsnes was a financial advisor on five note offerings by the County that took place in June through August of 1994, for an aggregate of $975 million, including an offering of $600 million in taxable one-year notes in July 1994. The County alleges that by failing to apprise the County of the risks involved in the OCIP and in the County's 1994 note offering program, and by failing to prevent the issuance of allegedly inaccurate official statements, Rauscher Pierce Refsnes became liable for breach of contract, professional negligence, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty committed by the County Treasurer and Assistant Treasurer. Rauscher Pierce Refsnes, denies these allegations, including those relating to Rauscher's role in connection with these transactions. In each of the five transactions in question, Rauscher Pierce Refsnes was retained solely to determine whether the underwriter's spread (including the portion to be received by the financial and marketing specialist) and proposed interest rate were appropriate. Rauscher Pierce Refsnes believes it has substantial and meritorious defenses available and is defending itself vigorously in this action.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

      No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.


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

                                    Principal Occupation and
                                      Business Experience
Name                    Age         for the Past Five Years
-----------------------------------------------------------------
John C. Appel........... 48   Chief   Executive   Officer,   Dain
                              Bosworth,  since   February   1997;
                              President,  Dain   Bosworth,  since
                              1994.   Executive  Vice  President,
                              Interra,  since   1990;   Director,
                              Interra,  since  1995.    Executive
                              Vice President  and Chief Financial
                              Officer,  Dain  Bosworth,  1990  to
                              1994.     Senior  Vice   President,
                              Interra, from  1986 to  1990; Chief
                              Financial  Officer,  Interra,  from
                              1986 to  1994.   Member of  Interra
                              Executive Committee.

Mary Alice Brophy....... 50   Senior    Vice     President    and
                              Compliance Director, Interra, since
                              May 1996.   Director of Compliance,
                              Dain    Bosworth,    since    1988.
                              Chairman of the Board of Governors,
                              National Association  of Securities
                              Dealers,  Inc.,  January  to  April
                              1996.   Chairman of the Board, NASD
                              Regulation,  Inc.,  April  1996  to
                              January 1997.

B. J. French............ 60   Senior  Vice   President,  Interra,
                              since   May   1996;   Director   of
                              Corporate       and        Investor
                              Communications,   Interra,    since
                              1991; Vice President, Interra, 1991
                              to May 1996.  Director of Corporate
                              Communications     and     Investor
                              Relations, Tonka  Corporation, from
                              1989 to 1991.

Louis C. Fornetti....... 47   Executive Vice  President and Chief
                              Financial Officer,  Interra,  since
                              1995.   Chief Executive  Officer of
                              Interra  Clearing   Services   Inc.
                              since  September  1996.  Treasurer,
                              Interra,  1995   to   April   1996.
                              Senior  Vice  President  and  Chief
                              Financial Officer, American Express
                              Financial Advisors,  Inc. (formerly
                              IDS), from  1993  to  1995;  Senior
                              Vice   President    and   Corporate
                              Controller,    American     Express
                              Financial Advisors, Inc., from 1988
                              to  1993.     Member   of   Interra
                              Executive Committee.

William A. Johnstone.... 52   President   and   Chief   Executive
                              Officer of  Rauscher Pierce Refsnes
                              since June  1996.   Executive  Vice
                              President,  Interra,   since   June
                              1996; Director, Interra, since June
                              1996.   Partner, Dorsey  & Whitney,
                              LLP, 1975  to  June  1996;  Member,
                              Dorsey &  Whitney, LLP,  Management
                              Committee from  1988 to  June 1996.
                              Member   of    Interra    Executive
                              Committee.

Sharon R. Quay.......... 62   Executive Vice  President, Director
                              of Human  Resources, Interra, since
                              June   1996.       Executive   Vice
                              President, Director  of  Education,
                              Everen Securities  (formerly Kemper
                              Securities), from  January 1996  to
                              June   1996.      Vice   President,
                              Director of Human Resources, Kemper
                              Corporation, 1994  to January 1996.
                              Senior Vice  President, Director of
                              Human Resources,  Kemper Securities
                              from 1990  to 1994.    Senior  Vice
                              President,   Director    of   Human
                              Resources,  Boettcher   &  Company,
                              1981 to  1990.   Member of  Interra
                              Executive Committee.

                              Senior  Vice   President,   Interra
Daniel J. Reuss......... 41   since April  1996 and 1991 to 1995;
                              Corporate   Controller,    Interra,
                              since April  1996 and 1985 to 1995;
                              Treasurer,  Interra,   since  April
                              1996 and  1989 to  1995.  Executive
                              Vice  President,   Dain   Bosworth,
                              since   1995;    Chief    Financial
                              Officer,  Dain  Bosworth,  1995  to
                              April 1996.

Carla J. Smith.......... 39   Senior  Vice   President,  Interra,
                              since  1994;  General  Counsel  and
                              Secretary,  Interra,   since  1991.
                              Partner,  Dorsey  &  Whitney,  from
                              1989 to  1990; Associate,  Dorsey &
                              Whitney, from 1981 to 1988.

J. Scott Spiker......... 41   President   and   Chief   Executive
                              Officer, Interra  Advisory Services
                              Inc., since  1995.   Executive Vice
                              President, Interra, since May 1996;
                              Senior Vice  President and Director
                              of Strategic Planning and Corporate
                              Development, Interra, 1994.  Senior
                              Vice President and Manager Employee
                              Benefit  Services,   Norwest   Bank
                              Minnesota, N.A., from 1989 to 1994.
                              Vice President,  Strategic Planning
                              and      Acquisitions,      Norwest
                              Corporation,  from  1987  to  1989.
                              Member   of    Interra    Executive
                              Committee.

Irving Weiser........... 49   Chairman  of  the  Board,  Interra,
                              since   1995;    Chief    Executive
                              Officer,   Interra,   since   1990;
                              President  and  Director,  Interra,
                              since 1985.  Chairman of the Board,
                              Dain Bosworth,  since  1990;  Chief
                              Executive Officer,  Dain  Bosworth,
                              1990 to February 1997.  Chairman of
                              the Board, Rauscher Pierce Refsnes,
                              since 1995;  Acting  President  and
                              Chief Executive  Officer,  Rauscher
                              Pierce Refsnes,  1995 to June 1996.
                              President, Dain Bosworth, from 1990
                              to  1994.     Member   of   Interra
                              Executive Committee.

                             PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
       EQUITY AND RELATED STOCKHOLDER MATTERS:

     (a)  Market Information.

     The Company's common stock trades on the NYSE under the symbol "IFI" (prior to February 10, 1997, the Company's NYSE trading symbol was "IFG"). The high and low sales prices per share of the Company's common stock, with 1995 amounts adjusted for the 3-for-2 split effected on December 20, 1995, by quarter for the last two years were as follows:

                             1996                  1995
                      -----------------     --------------------
     QUARTER            HIGH      LOW         HIGH        LOW
                      -----------------     --------------------
     First            $25-1/4   $20-1/2     $17        $14-27/32
     Second            26-7/8    20-3/4      19-27/32   16-5/32
     Third             33-1/2    22          24-5/32    19
     Fourth            36-7/8    31-1/4      27-5/32    23


     (b)  Holders.

     At February 28, 1997, there were approximately 5,700 shareholders of the Company's common stock. The number of shareholders was determined by adding the number of recordholders to the estimated number of proxies to be sent to street name holders.

     (c)  Dividends.

     Cash dividends per common share paid by the Company, with 1995 amounts adjusted for the 3-for-2 split effected December 20, 1995, by quarter for the last two years were as follows:

                    Quarter        1996       1995
                    -------------------------------
                    First         $.11     $.10-2/3
                    Second         .15      .10-2/3
                    Third          .15      .10-2/3
                    Fourth         .15      .10-2/3

     The Company declared an increased regular quarterly cash dividend of $.18 per share in February 1997, which was paid in March 1997. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

ITEM 6. SELECTED FINANCIAL DATA:

                                 Year Ended December 31,
                 -----------------------------------------------------
                    1996       1995       1994       1993       1992
                 -----------------------------------------------------
(Dollars in
thousands,
except per-
share amounts)
Net revenues (A)  $625,756   $541,970   $457,351   $482,960   $405,908
                 =========  =========  =========  =========  =========
Revenues          $683,316   $606,747   $496,289   $511,615   $438,261
                 =========  =========  =========  =========  =========
Earnings before
 income taxes      $87,402    $56,271    $39,795    $77,353    $53,691
                 =========  =========  =========  =========  =========
Net earnings       $56,811    $35,873    $25,453    $47,649    $34,523
                 =========  =========  =========  =========  =========
Earnings per
 common and common
 equivalent share:
 Primary             $4.46      $2.86      $2.03      $3.78      $2.68
                 =========  =========  =========  =========  =========
 Fully diluted       $4.39      $2.81      $2.03      $3.75      $2.61
                 =========  =========  =========  =========  =========
Total assets    $1,827,425 $2,021,908 $1,952,611 $1,786,022 $1,270,945
                 =========  =========  =========  =========  =========
Long-term debt     $27,290    $41,410    $47,023    $22,166    $16,364
                 =========  =========  =========  =========  =========
Shareholders'
 equity           $275,886   $222,494   $195,420   $177,683   $131,953
                 =========  =========  =========  =========  =========

Other information:
Equity per
 common share       $22.66     $18.44     $16.20     $14.57     $10.88

Cash dividends
 per common
 share (B)            $.56   $.42-2/3   $.37-1/3   $.18-2/3       $.08

Common shares
 outstanding
 at year-end,
 in thousands       12,175     12,065     12,062     12,197     12,122

Pretax margin
 based on net
 revenues            14.0%      10.4%       8.7%      16.0%      13.2%

Net return on
 average equity      22.8%      17.3%      13.5%      31.0%      28.9%

Long-term debt-
 to-equity ratio      9.9%      18.6%      24.1%      12.5%      12.4%

Average number of
 employees           3,379      3,285      3,133      2,806      2,591

Average number
 of investment
 executives          1,263      1,271      1,205      1,084      1,009

Operating office
 locations at
 year end               91         91          9         81         78

(A) Net revenues equal total revenues less interest expense.

(B) 1992 dividends exclude a $.10-2/3 per share special dividend paid in February 1992.


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

Three Years Ended December 31, 1996

     Summary of Operating Results

     In 1996 net earnings totaled $56.8 million, a Company record and an increase of $21.0 million or 58 percent over 1995. Net revenues (revenues less interest expense) also reached a record $625.8 million, $83.8 million or 15 percent more than the prior year. The Company, along with the rest of the securities industry, benefited from relatively low interest rates, as well as steadily increasing security prices and trade volumes. While 1996 growth in the size of the Company's business units was modest compared with 1995 and 1994, the Company was prepared to take advantage of favorable equity securities market conditions with a larger, more productive organization. Additionally, the Company contracted the size of its fixed income business amid difficult fixed income market conditions. Accordingly, in 1996 the Company was able to increase its revenues at a greater rate than its expenses and to better concentrate its resources in its higher-margin businesses, primarily corporate underwriting and institutional equity sales.

     During 1995 net earnings totaled $35.9 million, an increase of $10.4 million or 41 percent over 1994. Net revenues for 1995 reached a then - Company record $542.0 million. The Company, along with the rest of the securities industry, benefited in 1995 from the resurgence in the financial markets in the third and fourth quarters and accompanying stabilization of interest rates and higher securities prices. The Company also benefited in 1995 from the substantial investments in growth made during 1994, including investments in the size and quality of Dain Bosworth's and Rauscher Pierce Refsnes' private client sales forces and operating office locations, as well as Dain Bosworth's integration of its October 1994 acquisition, Chicago-based Clayton Brown Holding Company, Inc. ("Clayton Brown"). Such 1994 growth investments positioned the Company to capitalize on opportunities afforded by 1995's more favorable operating environment. While the Company generated record revenues in 1995, net earnings were 25-percent less than 1993 due to the effects of a larger expense structure and a change in business mix from higher margin investment banking activities to lower margin commission and principal transaction activities.

     Comparative  Net   Revenues  and   Expenses  Summary.    The
following is a summary of the year-to-year increases (decreases) in categories of net revenues and operating expenses:

                             1996 vs. 1995       1995 vs. 1994
(Dollars in thousands)     Amount    Percent   Amount    Percent
                          ----------------------------------------
Net Revenues:
Commissions.............  $47,097      27%    $33,103       23%
Principal transactions..  (10,140)     (6)     40,053       29
Investment banking and
 underwriting...........   21,628      24      (6,948)      (7)
Net interest............    8,375      19       8,384       23
Asset management........    8,802      32       8,135       43
Correspondent clearing..    3,322      27         894        8
Other...................    4,702      37         998        8
                          -------      --     -------       --
                           83,786      15      84,619       19
                          -------      --     -------       --
Expenses excluding
 interest:
Compensation and
 benefits...............   40,071      12      52,158       18
Communications..........    2,677       7       3,601       10
Occupancy and
 equipment rental.......    2,851       9       4,324       15
Travel and promotional..    3,631      18         984        5
Floor brokerage and
 clearing fees..........      557       6         496        5
Other...................    2,868       8       6,580       22
                          -------      --     -------       --
                           52,655      11      68,143       16
                          -------      --     -------       --
Earnings before income
 taxes..................  $31,131      55%    $16,476       41%
                          =======      ==     =======       ==


     Commissions

     The $47.1 million or 27-percent increase in commission revenues from 1995 to 1996 was due principally to increased sales to individual and institutional investors of: (1) mutual funds;
(2) over-the-counter  equity securities  sold on an agency basis;
(3) listed equity securities; and (4) insurance and annuity products. While the average number of investment executives declined slightly in 1996 from 1995, investment executive productivity (commissions per investment executive) improved approximately 15 percent aided by a 19-percent rise in the New York Stock Exchange's average daily trading volume.

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

     Principal Transactions

     Principal transaction revenues declined $10.1 million or 6 percent from 1995 to 1996. The decline resulted from reduced trading revenues on taxable and tax-exempt fixed income products and was partially offset by increases in over-the-counter equity trading revenues. The reductions in fixed income trading revenues were due primarily to the existence of a difficult 1996 fixed income trading environment and the relatively low level of individual investor demand for fixed income products due to the comparatively larger returns experienced by investors in equity instruments in 1996.

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

     Investment Banking and Underwriting

     Investment banking and underwriting revenues increased $21.6 million or 24 percent during 1996 primarily due to increased corporate underwriting activity. In addition to the strong corporate underwriting markets that existed in 1996, management believes that the prior year reorganization and refocusing of its Equity Capital Markets groups around specialized industry segments enabled Dain Bosworth and Rauscher Pierce Refsnes to attract and underwrite higher levels of corporate securities. Additionally, financial advisory service fees earned from corporate clients increased in 1996 relative to 1995.

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

     Beginning in 1995 and continuing in 1996, regulatory requirements and scrutiny related to municipal underwriting activities throughout the securities industry increased. Uncertainty caused by such heightened regulation and scrutiny could negatively impact future levels of municipal underwriting-related activities and could also increase costs related to such activities for both the Company and the securities industry as a whole.

     Net Interest Income

     The major sources of interest revenues and expenses for the past three years are:

                                   Year ended December 31,
                                 ---------------------------
(In thousands)                    1996      1995      1994
                                 ---------------------------
Revenues:
Customer margin accounts......   $66,770   $55,603   $37,307
Trading inventories and other.    28,250    30,596    20,477
Deposits and short-term
 investments..................    15,531    23,194    17,386
                                 -------   -------   -------
                                 110,551   109,393    75,170
Expenses:
Customer funds on deposit.....    29,067    35,922    22,125
Short-term bank loans and
 other........................    25,526    25,154    14,946
Subordinated and other
 long-term debt...............     2,967     3,701     1,867
                                 -------   -------   -------
                                  57,560    64,777    38,938
                                 -------   -------   -------
Net interest income...........   $52,991   $44,616   $36,232
                                 =======   =======   =======

     Margin loans to customers and short-term investments segregated for regulatory purposes, both financed primarily by credit balances in customer accounts, comprise the majority of the Company's interest-earning assets. Fixed income trading inventories, which are generally financed with short-term bank borrowings or repurchase agreements, also generated significant net interest income. The Company's net interest income is dependent upon the level of customer balances and trading inventories, as well as the spread between the rate it earns on those assets compared with its cost of funds.

     During  1996  a  larger  proportion  of  the  Company's  net interest income  was earned  from customer  margin loans  than in
previous years.   Management believes that this trend will likely
continue into 1997.

     Net interest income accounted for approximately 8 percent of the Company's net revenues in 1996, 1995 and 1994. In 1996 the 19-percent increase in net interest income resulted primarily from the 29-percent rise in average margin loan balances. The margin loan increase was due principally to the transfer of several large customer accounts from competitors during the 1996 third quarter. The resulting increase in net interest income was partially offset by the effects of a 10-percent decline in customer credit balances from 1995, along with the corresponding decline in short-term investments segregated for regulatory purposes precipitated by the 1996 second half transfer of approximately $340 million of customer credit balances to Company-sponsored money market funds. The transfers occurred as a result of the Company offering new cash management products to certain segments of its customers. See "Liquidity and Capital Resources."

     The majority of the 1995 and 1994 increases in net interest income were due to 19-percent and 35-percent rises in margin loan balances, respectively, which resulted largely from the 5-percent and 11-percent increases in the average number of investment executives. Also, a portion of the 1994 increase was the result of increasing spreads on all customer balances.

     As long as favorable interest rate spreads are maintained and the level of interest-bearing accounts remains stable, the
Company expects net interest income to continue to be a significant component of its earnings. Management believes that the 1996 introduction of new cash management products and services resulted in increased asset management revenues, but was offset by lower net interest income derived from customer balances and, accordingly, did not have a material effect on net earnings.

     Average balances and interest rates for 1994 through 1996 are:

                                    Year ended December 31,
                                 ------------------------------
(Dollars in thousands)             1996       1995      1994
                                 ------------------------------
Interest revenues:
Margin loans to customers
 Average balance..............   $810,693   $628,392   $526,088
 Average interest rate........       8.2%       8.8%       7.1%
                                 --------   --------   --------
                                  $66,770    $55,603    $37,307
                                 ========   ========   ========
Deposits and short-term
 investments
 Average balance..............   $293,081   $398,027   $409,648
 Average interest rate........       5.3%       5.8%       4.2%
                                 --------   --------   --------
                                  $15,531    $23,194    $17,386
                                 ========   ========   ========
Interest expense:
Interest-bearing customer funds
 on deposit
 Average balance..............   $649,443   $723,803   $679,305
 Average interest rate........       4.5%       5.0%       3.3%
                                 --------   --------   --------
                                  $29,067    $35,922    $22,125
                                 ========   ========   ========

     Asset Management

     Asset management revenues increased 32 percent in 1996 from 1995 due to increased revenues from larger volumes of assets in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes and, to a lesser degree, a 41-percent increase in assets under management at Interra Advisory.

     In 1995 asset management revenues increased 43 percent from 1994 as a result of a 47-percent increase in assets under management at Interra Advisory, as well as increased revenues from larger volumes of assets in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes.

     Correspondent Clearing

     Correspondent clearing revenues increased $3.3 million or 27 percent in 1996 from the previous year as Correspondent Services, the Rauscher Pierce Refsnes unit that markets and coordinates correspondent clearing services, benefited from increased trade volumes associated with such correspondents. Additionally, Correspondent Services benefited from a 5-percent increase to 178 in the number of correspondent brokerage firms for which it does business.

     Revenues from correspondent clearing rose $0.9 million or 8 percent during 1995 as Correspondent Services increased the number of its correspondent brokerage firms from 130 to 169 and benefited from increased trade volumes from such correspondents.

     Other Revenues

     Other revenues increased approximately $4.7 million or 37 percent in 1996 from 1995 principally due to increased fee revenues from larger volumes of Individual Retirement Accounts, cash management accounts and transactional fees charged customers. In 1996 other revenues include approximately $1.1 million in gains associated with Interra Advisory's fourth-quarter sale of two tax-exempt mutual funds. In 1995 other revenues included approximately $1.8 million in gains related to the sale of securities previously obtained as a portion of compensation for certain corporate underwriting activity. No such significant gains were included in other revenues in 1994.

     Compensation and Benefits

     Compensation and benefits expense is generally affected by the level of operating revenues, earnings and the number of employees. During 1996 and 1995 compensation and benefits expense increased 12 percent and 18 percent, respectively, from the previous year, largely the result of increased commissions, incentive compensation and related benefits that rose in conjunction with operating revenues and earnings. Also contributing to the increases were 3-percent and 5-percent increases, respectively, in the average number of employees, as well as general salary increases.

     Other Expenses

     During 1996 expenses other than compensation and benefits increased $12.5 million or 9 percent primarily due to: (1) increased travel and promotional costs associated with the generation of new business; (2) increased occupancy costs stemming from expansion of several operating office locations, including operating costs and real estate taxes associated with such locations; (3) increased communications costs resulting from the 1996 rollout of improved investment executive workstations; and (4) increased professional services fees.

     Expenses other than compensation and benefits increased $16.0 million or 13 percent from 1994 to 1995 principally due to:
(1) increased litigation-related expenses; (2) increased occupancy costs related to the full-year effect of a significant number of operating office additions during the previous year, the move of Rauscher Pierce Refsnes into a new headquarters and the expansion of numerous operating office locations during 1995; and (3) volume-driven increases in communications, market-data and clearing services and increased travel costs associated with the generation of new business.

     During the first half of 1995, management took steps to selectively reduce expenses or defer spending in light of the market uncertainty that characterized the time period. During the second half of 1995, expense levels increased somewhat as management began to selectively make investments to grow certain parts of the business, primarily Interra Advisory and the Equity Capital Markets groups within Dain Bosworth and Rauscher Pierce Refsnes, and to improve its infrastructure. In 1996 the Company continued growth investments in the same areas of the business and, at the same time, reduced the cost structure of the Dain Bosworth and Rauscher Pierce Refsnes Fixed Income groups. Management continues to emphasize prudent expense management throughout the organization.

     Inflation

     Since the Company's assets are primarily liquid in nature and experience a high rate of turnover, they are not significantly affected by inflation. However, the rate of inflation does affect many of the Company's operating costs which may not be readily recoverable through price increases on services offered by the Company.

     Liquidity and Capital Resources

     The Company's assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. These assets are financed primarily by interest-bearing and non-interest-bearing customer credit balances, repurchase agreements, other payables, short-term and subordinated bank borrowings and equity capital. Changes in the amount of trading and underwriting securities owned by the Company, customer and broker receivables and securities purchased under agreements to resell directly affect the amount of the Company's financing requirements.

     The Company has various sources of capital for operations and growth. In addition to capital provided by earnings, Interra Clearing maintains uncommitted lines of credit from a number of banks to finance transactions (principally trading and underwriting positions of Dain Bosworth and Rauscher Pierce Refsnes) when internally generated capital is not sufficient. The majority of these uncommitted lines of credit are collateralized by trading securities and customers' margin securities. On February 28, 1997, approximately $311 million of a total of $468 million in uncommitted lines of credit were unused. Also, the Company has a $15 million, committed, unsecured revolving credit facility that is used for advances to its subsidiaries, irrevocable letters of credit and general corporate purposes. On February 28, 1997, all of this revolving credit facility was unused. The Company expects to renew this revolving credit facility prior to its scheduled expiration on June 30, 1997.

     Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission measuring capitalization and liquidity and restricting amounts of capital that may be transferred to affiliates. Interra Clearing clears and settles trades for Dain Bosworth and Rauscher Pierce Refsnes (including the accounts of Correspondent Services). Interra Clearing carries all customer accounts, extends margin credit to customers, pays interest on credit balances of customers and invests any excess customer balances. As a result, Interra Clearing is subject to similar Securities and Exchange Commission regulations. During 1996 Dain Bosworth, Rauscher Pierce Refsnes and Interra Clearing all operated above the minimum net capital standards. At December 31, 1996, regulatory net capital was $74.9 million at Interra Clearing, which was 7.5 percent of aggregate debit balances and $25.0 million in excess of the 5-percent requirement. Dain Bosworth's and Rauscher Pierce Refsnes' net capital requirements are $1.0 million each as neither firm carries customer balances on its balance sheet. At December 31, 1996, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $43.6 million and $22.6 million, respectively, in excess of their minimum requirements.

     Late in the 1996 second quarter, the Company began offering new cash management products to certain segments of its customers that resulted in the July through December transfer of approximately $340 million of customer credit balances to Company-sponsored money market mutual funds. Additionally, the Company experienced a $146.8 million increase in customer receivables during the third quarter due mainly to the transfer of several large customer accounts to the Company's broker-dealers. As a result of these developments, the Company's short-term borrowings increased during the third and early fourth quarters, in part to support the increase in margin debits and the temporary reduction in customer credits as a funding source.

     Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities. While nearly all of the Company's principal transactions are executed to facilitate customer trades, Dain Bosworth also maintains certain inventory positions for its own account. These positions typically include U. S. government or U. S. government agency securities and are usually hedged with a combination of short sales of similar securities, financial futures contracts and interest-rate option contracts in order to mitigate market risk. Holdings of high-yield securities are not material. Each of the Company's securities subsidiaries maintains comprehensive risk management policies including position limits, aging, duration and credit requirements. These policies are intended to limit the size of and risk in the Company's trading inventories.

  The Company periodically hedges its fixed income trading inventories with financial futures or interest-rate option contracts. The Company may also trade treasury option contracts for its own account to minimize interest rate risk. At December 31, 1996, the Company had open commitments under financial futures contracts with notional amounts of $6.9 million. At December 31, 1996, the Company owned no interest rate option contracts. The fair market value of these option and financial futures contracts was not material at December 31, 1996. In addition, the average fair market value and trading revenues associated with these contracts during 1996 were not material. Such option and financial futures contracts expose the Company to off-balance-sheet market risk in the event that the changes in interest rates do not closely correlate with the change in the inventory price. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby minimizing credit risk. Maintaining futures contracts typically requires the Company to deposit cash or securities with an exchange or other financial intermediary as security for its obligations. Additional cash or securities may be required to be deposited thereafter due to fluctuations in the market value of the futures contract. In writing option contracts, the Company receives a premium from the purchaser in exchange for incurring an obligation to purchase or sell securities upon exercise of the option. These obligations may require the Company to purchase securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill its obligations under the contracts. Other than as described, the Company does not enter into foreign currency contracts or other derivative financial instruments with off-balance-sheet risk.
 .
     In January 1996 the Company entered into a $4.6 million operating lease agreement to finance the acquisition of state-of-the-art technology in the form of investment executive workstations. Minimum lease payments for the three-year term are included under "operating leases" in Note H to the Consolidated Financial Statements. In conjunction with this project, the Company also purchased with cash an additional $2.8 million of related equipment during 1996.

  In November 1996 the Company entered into a $7.4 million operating lease agreement for office space in Minneapolis, Minnesota which will house the securities clearing and information technology divisions of Interra Clearing beginning in late 1997. Minimum lease payments for the nine-year term are included under "operating leases" in Note H to the Consolidated Financial Statements.

     In April 1994 the Company's Board of Directors authorized a plan to repurchase up to 600,000 shares of the Company's common stock. The final 59,000 shares associated with this program were purchased in July 1996. The total cash cost of this program was $11.8 million. In August 1996 the Company's Board of Directors approved a 100,000 share extension of the common stock repurchase plan. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock incentive and other benefit plans, or for other corporate purposes. Through February 28, 1997, no shares had been repurchased pursuant to this extension.

     The Company paid a regular quarterly cash dividend of $.11 per share in the first quarter of 1996 and $.15 per share in each of the remaining quarters of 1996. In the first quarter of 1997, the Company declared and paid an increased regular quarterly cash dividend of $.18 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements
        As of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996 and Supplementary Data

                                                            Page
                                                            ----
Independent Auditors' Report.................................22

Consolidated Financial Statements:

     Consolidated statements of operations...................23

     Consolidated balance sheets.............................24

     Consolidated statements of shareholders' equity.........25

     Consolidated statements of cash flows...................26

     Notes to consolidated financial statements..............27

Quarterly Financial Information (unaudited)..................37

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Interra Financial Incorporated:

     We have audited the accompanying consolidated balance sheets of Interra Financial Incorporated and subsidiaries (formerly Inter-Regional Financial Group, Inc.) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the table of contents on page 42 hereof. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interra Financial Incorporated and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                         KPMG Peat Marwick LLP
Minneapolis, Minnesota
February 4, 1997

         INTERRA FINANCIAL INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per-share amounts)
                                    Year ended December 31,
                                   1996      1995      1994
                                ----------------------------
Revenues:
Commissions...................  $223,084  $175,987  $142,884
Principal transactions........   169,040   179,180   139,127
Investment banking and
 underwriting.................   111,391    89,763    96,711
Interest......................   110,551   109,393    75,170
Asset management..............    35,890    27,088    18,953
Correspondent clearing........    15,806    12,484    11,590
Other.........................    17,554    12,852    11,854
                                 -------   -------   -------
Total revenues................   683,316   606,747   496,289
                                 -------   -------   -------
Interest expense..............   (57,560)  (64,777)  (38,938)
                                 -------   -------   -------
Net revenues..................   625,756   541,970   457,351
                                 -------   -------   -------
Expenses excluding interest:
Compensation and benefits.....   385,905   345,834   293,676
Communications................    43,301    40,624    37,023
Occupancy and equipment rental    35,870    33,019    28,695
Travel and promotional........    24,296    20,665    19,681
Floor brokerage and clearing
 fees.........................    10,271     9,714     9,218
Other.........................    38,711    35,843    29,263
                                 -------   -------   -------
Total expenses excluding
 interest.....................   538,354   485,699   417,556
                                 -------   -------   -------
Earnings:
Earnings before income taxes..    87,402    56,271    39,795
Income tax expense............   (30,591)  (20,398)  (14,342)
                                 -------   -------   -------
Net earnings .................   $56,811   $35,873   $25,453
                                 =======   =======   =======
Earnings per common and common
 equivalent share:
Primary.......................     $4.46     $2.86     $2.03
                                 =======   =======   =======
Fully diluted.................     $4.39     $2.81     $2.03
                                 =======   =======   =======

See accompanying notes to consolidated financial statements.

         INTERRA FINANCIAL INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                                                December 31,
                                       -----------------------------
                                            1996           1995
                                       -----------------------------
Assets:
Cash and cash equivalents...............   $34,387         $26,167
Cash and short-term investments
 segregated for regulatory purposes.....    15,000         411,000
Receivable from customers............... 1,035,847         763,793
Receivable from brokers and dealers.....   202,040         257,717
Securities purchased under agreements
 to resell                                  81,631          80,233
Trading securities owned................   288,824         322,892
Equipment, leasehold improvements and
 buildings, net.........................    32,946          31,108
Other receivables.......................    75,685          80,838
Deferred income taxes...................    39,704          31,993
Other assets............................    21,361          16,167
                                         ---------       ---------
                                        $1,827,425      $2,021,908
                                         =========       =========

Liabilities and Shareholders' Equity:
Liabilities:
Short-term borrowings...................   $25,000         $97,000
Drafts payable..........................    69,989          50,431
Payable to customers....................   869,641         982,098
Payable to brokers and dealers..........   229,852         254,542
Securities sold under repurchase
 agreements.............................    57,967         120,808
Trading securities sold, but not
 yet purchased..........................    58,805          61,050
Accrued compensation....................   119,244          95,988
Other accrued expenses and accounts
 payable................................    77,366          84,973
Accrued income taxes....................    16,385          11,114
Subordinated and other debt.............    27,290          41,410
                                         ---------       ---------
                                         1,551,539       1,799,414
                                         ---------       ---------
Shareholders' equity:
Common stock (issued and outstanding,
 12,174,968 and 12,064,969 shares,
 respectively)..........................     1,522           1,508
Additional paid-in capital..............    81,316          76,623
Retained earnings.......................   193,048         144,363
                                         ---------       ---------
                                           275,886         222,494
                                         ---------       ---------
                                        $1,827,425      $2,021,908
                                         =========       =========

See accompanying notes to consolidated financial statements.

         INTERRA FINANCIAL INCORPORATED AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            (In thousands, except per-share amounts)
                                            Addi-
                                            tional             Share-
                              Common Stock  Paid-In  Retained holders'
                             --------------
                              Shares Amount Capital  Earnings  Equity
                             -----------------------------------------
Balances at December 31,
 1993........................ 12,197 $1,525 $72,989  $103,169 $177,683
                              ------  -----  ------  -------  -------
Net earnings.................      -      -       -    25,453   25,453
Repurchase of common stock...   (244)   (30)      -    (3,608) (3,638)
Common stock issued upon
 exercise of stock options...    109     13     445         -      458
Cash dividends on common
 stock ($.37-1/3 per share)..      -      -       -    (4,536) (4,536)

                              ------  -----  ------  -------  -------
Balances at December 31,
 1994........................ 12,062  1,508  73,434   120,478  195,420
                              ------  -----  ------  -------  -------
Net earnings.................      -      -       -    35,873   35,873
Repurchase of common stock...   (297)   (38)      -    (6,811) (6,849)
Common stock issued upon
 exercise of stock options...    280     36   2,277        -     2,313
Restricted common stock
 issued......................     20      2      53        -        55
Stock credited to deferred
 compensation plan
 participants................      -      -     859        -       859
Cash dividends on common
 stock ($.42-2/3 per share)..      -      -       -   (5,177)  (5,177)
                              ------  -----  ------  -------  -------
Balances at December 31,
 1995........................ 12,065  1,508  76,623  144,363   222,494
                              ------  -----  ------  -------  -------
Net earnings.................      -      -       -   56,811    56,811
Repurchase of common stock...    (59)    (7)      -   (1,334)  (1,341)
Common stock issued upon
 exercise of stock options...    136     17   1,217        -     1,234
Restricted common stock
 issued......................     33      4     342        -      346
Stock credited to deferred
 compensation plan
 participants................      -      -   3,134        -    3,134
Cash dividends on common
 stock ($.56 per share)......      -      -       -   (6,792)  (6,792)
                              ------  -----  ------  -------  -------
Balances at December 31,
 1996........................ 12,175 $1,522 $81,316 $193,048 $275,886
                              ======  =====  ======  =======  =======

See accompanying notes to consolidated financial statements.

         INTERRA FINANCIAL INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                                      Year ended December 31,
                                 ---------------------------------
                                   1996        1995         1994
                                 ---------------------------------
Cash flows from operating
 activities:
Net earnings..................    $56,811     $35,873      $25,453
Adjustments to reconcile net
 earnings to cash provided by
 operating activities, net of
 effect of 1994 acquisition:
 Depreciation and amortization.     9,563       8,973        8,415
 Deferred income taxes.........    (7,711)     (2,992)      (5,302)
 Other non-cash items..........     8,626      10,486       11,388
 Cash and short-term investments
  segregated for regulatory
  purposes.....................   396,000     (73,000)     244,005
 Securities purchased under
  agreements to resell.........    (1,398)    118,328      (25,737)
 Net trading securities owned
  and trading securities sold,
  but not yet purchased........    31,823     (59,503)      16,021
 Other receivables.............     5,153      (2,051)     (38,032)
 Drafts payable and short-term
  borrowings of securities
  companies....................   (52,442)    (22,783)     (13,147)
 Net receivable from/payable
  to customers.................  (384,511)     60,411     (174,425)
 Net receivable from/payable
  to brokers and dealers.......    30,987      (8,617)     (99,114)
 Securities sold under
  repurchase agreements........   (62,841)    (53,164)      89,994
 Accrued compensation..........    23,256      27,233      (14,884)
 Other.........................    (9,809)      3,412      (12,582)
                                   -------     -------      -------
Cash provided by operating
 activities....................    43,507      42,606       12,053
                                   -------     -------      -------
Cash flows from financing
 activities:
Proceeds from:
 Issuance of common stock......     1,580       2,368          458
 Subordinated and other debt...         -           -       27,237
 Revolving credit agreement,
  net..........................         -           -       15,000
Payments for:
 Subordinated and other debt...   (14,120)     (5,613)      (2,380)
 Dividends on common stock.....    (6,792)     (5,177)      (4,536)
 Purchase of common stock......    (1,341)     (6,849)      (3,638)
 Revolving credit agreement,
  net..........................         -     (15,000)           -
                                   -------     -------      -------
Cash provided (used) by
 financing activities..........   (20,673)    (30,271)      32,141
                                   -------     -------      -------
Cash flows from investing
 activities:
 Proceeds from investment
  dividends and sales..........      1,227       1,826          934
 Payments for:
 Equipment, leasehold
  improvements and other.......    (15,841)    (10,758)     (13,044)
 Acquisition, net of cash
  acquired                              -           -      (23,367)
                                   -------     -------      -------
Cash (used) by investing
 activities....................    (14,614)     (8,932)     (35,477)
                                   -------     -------      -------
Increase in cash and cash
 equivalents...................      8,220       3,403        8,717
 Cash and cash equivalents:
  At beginning of year.........     26,167      22,764       14,047
                                   -------     -------      -------
At end of year.................    $34,387     $26,167      $22,764
                                   =======     =======      =======

Cash income tax payments totaled $32,841,000 in 1996, $18,884,000 in 1995 and $19,916,000 in 1994. Cash interest payments totaled
$56,901,000, $64,592,000,  and $37,959,000  in  1996,  1995,  and
1994, respectively.

See accompanying notes to consolidated financial statements.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          Years ended December 31, 1996, 1995 and 1994

Interra Financial Incorporated and Subsidiaries

A.  Summary of Significant Accounting Policies

   Nature of Business: Interra Financial Incorporated (the "Company") is a holding company formed in 1973 and is based in Minneapolis, Minnesota. Until February 1997 the Company was known as Inter-Regional Financial Group, Inc. Through its wholly owned subsidiaries, Dain Bosworth Incorporated, headquartered in Minneapolis, Minnesota, and Rauscher Pierce Refsnes, Inc., headquartered in Dallas, Texas, the Company offers regional securities broker-dealer and investment banking services to individual, institutional, corporate and governmental clients predominantly in the western half of the United States. The Company is also parent to Interra Clearing Services Inc., which provides brokerage operations and technology services to the Company's broker-dealers and correspondent firms, and Interra Advisory Services Inc., whose business is to develop services to support the sale of non-affiliated mutual funds and cash management and packaged products and which, through its Insight Investment Management division, manages the Great Hall money market funds and institutional fixed income accounts.

  Basis of Presentation: The consolidated financial statements include the Company and its subsidiaries, all of which are wholly owned. All inter-company balances and transactions have been eliminated in consolidation. Certain prior-year amounts in the consolidated financial statements have been reclassified to conform to the 1996 presentation.

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

  The Company may, from time to time, receive equity instruments as a portion of its compensation for certain underwriting activity. Such instruments are accounted for as investments and are recorded at the lower of cost or market, which is generally zero. The Company also owns certain non-marketable investments accounted for at lower of cost or market which are included in other assets.

  Repurchase Transactions: Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under repurchase agreements are accounted for as financing transactions and are recorded at the contract amount at which the securities will subsequently be resold or reacquired, plus accrued interest.

  Other Receivables: Included in other receivables are forgivable loans made to investment executives and other revenue-producing employees, typically in connection with their recruitment. Such loans are forgivable based on continued employment and are amortized over the life of the loan, which is generally three to five years, using the straight-line method.

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

  Fair Values of Financial Instruments: Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at December 31, 1996.

  Stock-Based Compensation: The Company accounts for stock option grants under APB Opinion No. 25 (APB 25) and, accordingly, does not recognize compensation expense related to option grants. The Company, however, applies the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." For grants of restricted stock, the Company amortizes the value of such shares as determined on grant date to compensation expense and equity over the vesting period.

  Recent Accounting Pronouncements: In June 1996 the Financial Accounting Standards Board issued Statement No. 125 (SFAS 125), "Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Company intends to adopt the applicable portions of SFAS 125 when required in 1997 or 1998, respectively, and does not expect SFAS 125 to have a material affect on the Company's consolidated financial statements.

  Earnings Per Share: Primary earnings per share are based upon the weighted average number of common shares outstanding and the dilutive effect of common stock options in 1996, 1995 and 1994 and shares credited to deferred compensation plan participants in 1996. The weighted average number of shares used in the primary and fully diluted computations, respectively, are: 1996 - 12,751,922 and 12,945,841; 1995 - 12,546,290 and 12,744,593; and
1994 - 12,541,626 and 12,541,626.

  Use of Estimates: Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities in preparing these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

B.  Receivable from and Payable to Customers

The amounts receivable from customers primarily represent margin balances. Other customer receivables and payables result from cash transactions. Securities owned by customers and held as collateral for receivables and securities sold short by customers are not reflected in the consolidated financial statements. Included in payable to customers are customer funds on deposit for reinvestment totaling $623 million and $706 million as of December 31, 1996 and 1995, respectively. The Company pays interest on such funds at varying rates, the weighted average of which was 4.5 percent at December 31, 1996.

C.  Receivable from and Payable to Brokers and Dealers

                                                 December 31,
                                              ------------------
(In thousands)                                  1996      1995
                                              ------------------
Receivable from brokers and dealers:
  Deposits for securities borrowed.........   $158,246  $226,062
  Securities failed to deliver.............     35,570    24,833
  Clearing organizations, correspondent
   brokers and other.......................      8,224     6,822
                                               -------   -------
                                              $202,040  $257,717
                                               =======   =======
Payable to brokers and dealers:
  Deposits for securities loaned...........   $178,900  $223,685
  Securities failed to receive.............     34,384    25,293
  Clearing organizations, correspondent
   brokers and other                            16,568     5,564
                                               -------   -------
                                              $229,852  $254,542
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

D.  Trading Securities

The market values of trading security positions are summarized as follows:

                                                    December 31,
                                                 ------------------
(In thousands)                                     1996      1995
                                                 ------------------
Owned:
  Government securities.......................   $154,801  $185,268
  Municipal securities........................     67,474    76,209
  Corporate fixed income and other securities      53,597    50,298
  Equity securities...........................     12,952    11,117
                                                  -------   -------
                                                 $288,824  $322,892
                                                  =======   =======
Sold, but not yet purchased:
  Government and municipal securities.........    $52,328   $56,166
  Corporate and other securities..............      6,477     4,884
                                                  -------   -------
                                                  $58,805   $61,050
                                                  =======   =======

E.  Short-Term Borrowings

  Short-term borrowings at December 31, 1996 and 1995, consist of $25.0 million and $97.0 million, respectively, in bank loans to the securities subsidiaries on uncommitted lines of credit. The majority of these borrowings are collateralized by trading securities owned and customers' margin securities, and have a floating rate of interest approximately 50 basis points above the Federal Funds rate (7.6 percent as of December 31, 1996). The market value of trading securities pledged as collateral at December 31, 1996 was $29.9 million. At December 31, 1996, approximately $443 million of additional credit was available under uncommitted credit lines.

  Revolving credit loan borrowings and irrevocable letters of credit are available under a commitment totaling $15 million which expires June 30, 1997. Loans under this facility are unsecured and bear interest at a floating rate of Federal Funds plus 1.125 percent. No amounts were outstanding under this facility at December 31, 1996 or 1995. The Company must maintain certain levels of net worth under the agreement.

F.  Subordinated and Other Debt

                                                 December 31,
                                             -------------------
(In thousands)                                  1996      1995
                                             -------------------
Subordinated debt of securities
 subsidiaries.............................    $20,667   $32,333
Other debt:
  Capital lease obligations (Note H)......      5,794     6,174
  Other...................................        829     2,903
                                               ------    ------
                                              $27,290   $41,410
                                               ======    ======

  The four-year subordinated bank loans of the securities subsidiaries qualify as regulatory capital. The loans require monthly, interest-only payments throughout the four-year terms, with equal quarterly principal payments during years two through four. The outstanding subordinated debt bears a floating rate of interest of approximately 2.5 percent to 2.75 percent above the London Interbank Offered Rates. At December 31, 1996, the weighted average interest rate on all of the Company's subordinated debt was 8.3 percent.

  Other debt is used primarily to finance equipment and building improvements, is payable in monthly or quarterly installments and bears interest at floating rates which approximated 6.9 percent at December 31, 1996. The Company must maintain certain levels of net worth under one of the debt agreements.

  Annual principal payments on subordinated bank loans and other debt (excluding obligations under capital leases) during the next five years are as follows: 1997-$12,497,000; 1998-$8,999,000;
1999 and thereafter - $0.

G.  Shareholders' Equity

  Common Stock: The common stock has a par value of $.125 per share; 30,000,000 shares are authorized. In 1996 the Company completed the repurchase of 600,000 shares of common stock under a program that was initiated in 1994. Under this program the Company repurchased 59,000, 297,000 and 244,000 shares in 1996, 1995 and 1994, respectively, at a total cost of $11.8 million. In August 1996 the Company's Board of Directors authorized an additional program to repurchase up to 100,000 shares of the Company's common stock. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock option and other benefit plans, or for other corporate purposes. During 1996 no shares were repurchased pursuant to the 100,000 share program.

  On October 31, 1995, the Company's Board of Directors declared a three-for-two stock split effected in the form of a 50-percent stock dividend payable on December 20, 1995, to shareholders of record at the close of business on December 6. All references in the consolidated financial statements to numbers of shares outstanding and related prices and per-share amounts have been restated to reflect the split.

  At December 31, 1996, 2,967,000 shares of the Company's common stock were reserved for issuance under the 1996 Stock Incentive Plan, 2,084,000 shares were reserved for issuance under the 1986 Stock Option Plan and 159,000 shares were reserved for issuance to the Company's stock bonus plan (which was merged, along with the Company's profit sharing plan, into a single plan on January 1, 1997).

  Stock Compensation Plans: The Company maintains two fixed stock compensation plans, the 1986 Stock Option Plan and the 1996 Stock Incentive Plan, which are used to provide stock incentives to key employees and outside directors. Each plan authorizes the grant of incentive and non-qualified options and the 1996 Plan also authorizes the grant of restricted and other stock awards. The Company made its final grants under the 1986 Plan in February 1996. The 1996 Plan requires and the Company under the 1986 Plan made, but did not require, all option grants at 100 percent of the fair market value of the shares at the date of grant. Options generally become exercisable at rates of 20, 50 and 100 percent as of two, three and four years, respectively, after the date of grant and expire 10 years from date of grant. Options granted to outside directors become exercisable six months after grant date and expire five years after grant date. At December 31, 1996, 2,869,369 shares of common stock were available for grant under the 1996 Plan.

The  Company  applies  APB  25  and  related  Interpretations  in accounting for its stock option plans. Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock option grants. Had compensation expense been determined based on the fair value of the options at grant date for 1996 and 1995 awards consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

(In thousands, except per-share amounts)     1996      1995
                                           ------------------
Net earnings:
  As reported...........................    $56,811   $35,873
  Pro forma.............................     56,392    35,681

Earnings per share:
Primary:
  As reported...........................      $4.46     $2.86
  Pro forma.............................       4.42      2.84
Fully diluted:
  As reported...........................       4.39      2.81
  Pro forma.............................       4.36      2.80

The weighted average per-share fair value of options granted during 1996 and 1995, based on the following assumptions, was $7.96 and $4.51, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995, respectively: dividend yields of 2.3 percent and 2.7 percent; expected volatility of 30.2 percent for both years; risk-free interest rates of 5.0 percent and 5.9 percent; and expected lives of five years for both years. Pro forma amounts may not be indicative of future results.

The following table summarizes the activity related to the Company's stock option plans for each of the last three years:

                        1996               1995               1994
                  ----------------   ----------------   ----------------
                          Weighted           Weighted           Weighted
                           Average            Average            Average
                          Exercise           Exercise           Exercise
                  Shares    Price    Shares    Price    Shares    Price
                  ------  --------   ------  --------   ------  --------
Options
outstanding
at beginning
of year........ 1,243,987  $14.7  11,303,500  $13.11  1,040,250  $9.36
Granted........   260,600   24.86    357,900   16.38    402,000  20.44
Exercised......  (140,492)   9.66   (298,493)   8.73   (109,425)  5.18
Canceled.......   (60,050)  17.86   (118,920)  17.19    (29,325) 10.03
                ---------   -----  ---------   -----  ---------  -----
Options
outstanding
at end of
year..........  1,304,045  $17.14  1,243,987  $14.71  1,303,500 $13.11
                =========   =====  =========   =====  =========  =====
Options
exercisable
at end of
year..........    405,980            268,837            301,410
                =========          =========          =========
Price range
of outstanding
options.......  $4.58-$33.38       $4.58-$20.83      $4.33-$20.83
Price range
of exercised
 options......  $4.58-$20.83       $4.33-$20.83      $4.58-$11.75


The  following   table  summarizes   currently  outstanding   and
exercisable options at December 31, 1996:

                         Options Outstanding   Options Exerciseable
                         -------------------   --------------------
                          Weighted
                          Average
                          Remaining  Weighted               Weighted
   Range of      Number    Contrac-   Average    Number      Average
   Exercise    Outstanding   tual    Exercise  Exercisable  Exercise
    Prices     at 12/31/96   Life      Price   at 12/31/96    Price
-------------  ----------- --------- --------  -----------  --------
 $4.58-$4.67    105,850    3.5 years    $4.63    105,850     $4.63
$10.00-$15.83   585,925    6.7          14.18    210,100     12.79
$16.83-$22.38   526,770    7.7          20.86     90,030     20.01
$25.25-$33.38    85,500    7.0          30.03          0         0
              ---------                 -----    -------     -----
              1,304,045                $17.14    405,980    $12.26
              =========                 =====    =======     =====

The Company's closing stock price on December 31, 1996 was $35.25.

The Company issued 33,131 and 19,743 shares of common stock to key employees and outside directors in 1996 and 1995, respectively, which were restricted in that such shares were subject to certain vesting provisions. The restricted shares awarded had weighted average per share fair values at grant date of $25.07 and $20.18 in 1996 and 1995, respectively, and resulted in compensation expense of $355,000 and $20,000 being recorded in the consolidated financial statements in 1996 and 1995, respectively.

H.  Commitments and Contingent Liabilities

  Leases: The Company and its subsidiaries lease office space, furniture and communications and data processing equipment under several noncancelable leases. Most office space leases are subject to escalation and provide for the payment of real estate taxes, insurance and other expenses of occupancy, in addition to rent.

  Aggregate minimum rental commitments as of December 31, 1996, are as follows:

                                             Capital  Operating
(In thousands)                                leases    leases
                                             -------  ---------
1997.......................................   $1,336   $18,493
1998.......................................    1,076    14,848
1999.......................................      940    11,822
2000.......................................      940     8,873
2001.......................................      940     6,897
Thereafter.................................    5,953    37,570
                                              ------    ------
Total minimum lease payments...............   11,185   $98,503
Less amount representing interest..........   (5,391)
                                              ------
Present value of minimum lease payments....   $5,794
                                              ======

  Rental expense for operating leases was $25,558,000, $25,771,000 and $22,414,000, for the years ended December 31, 1996, 1995 and 1994, respectively. Included in net equipment, leasehold improvements and buildings at December 31, 1996 and 1995, is $3,837,000 and $4,483,000, respectively, for leases which have been capitalized.

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

  Rauscher Pierce Refsnes and one of its officers have been named as defendants in an action brought by the Federal Deposit Insurance Corporation ("FDIC"), as successor to The Resolution Trust Corporation (the "RTC"), alleging negligence, breach of contract, breach of fiduciary duty and fraud in connection with the May 1991 sale by the RTC of the stock of WESAV Mortgage Corporation ("WESAV"). Rauscher Pierce Refsnes acted as the broker for the sale. Smith Barney, which acted as the RTC's financial advisor, Express America Holdings Corporation, the successor to the winning bidder, and certain individual officers of Express America and WESAV were also named as defendants in this action; however, the Company understands such defendants reached settlements in principle with the FDIC in late February 1997. The plaintiff seeks alleged damages of approximately $15 million and punitive damages of $60 million. Rauscher Pierce Refsnes and its officer believe they have substantial and meritorious defenses available and are defending themselves vigorously in this action.

  Rauscher Pierce Refsnes has also been named as a defendant in an action brought by Orange County, California, in connection with five note offerings for an aggregate of $975 million by the County in June through August of 1994. The County alleges that Rauscher Pierce Refsnes acted as its financial advisor in connection with these offerings and that, by failing to apprise it of the alleged risks involved in the Orange County Investment Pool (the "OCIP") and prevent the issuance of allegedly inaccurate official statements, Rauscher Pierce Refsnes became liable for breach of contract, professional negligence, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty committed by the County's Treasurer and Assistant Treasurer. Rauscher Pierce Refsnes denies the County's allegations, including those relating to Rauscher's role in connection with these transactions. The County seeks to recover at least $500 million in damages for losses it allegedly suffered in the OCIP from Rauscher Pierce Refsnes and defendants in other actions. Rauscher Pierce Refsnes believes it has substantial and meritorious defenses available and is defending itself vigorously in this action.

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

I. Trading Activities and Financial Instruments with Off-Balance-
Sheet Risk

  Dain Bosworth and Rauscher Pierce Refsnes are dealers in corporate, tax-exempt and governmental fixed income securities and corporate equity securities and may recognize profits or losses on transactions in, or fluctuations in the value of, such securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are periodically reviewed. These inventories are positioned primarily for distribution to Dain Bosworth's and Rauscher Pierce Refsnes' individual and institutional clients in order to meet those clients' needs. Revenues from principal transactions for the two years ended December 31, 1996, originate from the following:

                                                December 31,
                                            ------------------
(In thousands)                                 1996      1995
                                            ------------------
Equity securities..........................  $89,251   $87,381
Municipal securities.......................   29,451    33,245
Government securities......................   20,826    27,021
Corporate fixed income securities..........   20,371    20,025
Mortgage-backed and other securities.......    9,141    11,508
                                             -------   -------
                                            $169,040  $179,180
                                             =======   =======

  Dain Bosworth and Rauscher Pierce Refsnes sell securities not yet purchased (short sales) for their own accounts primarily to hedge their fixed income trading inventories. The establishment of short positions exposes the Company to off-balance-sheet market risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.

  The Company periodically hedges its fixed income trading inventories with financial futures or interest-rate option contracts. The Company may also trade treasury option contracts for its own account to minimize interest rate risk. At December 31, 1996 and 1995, respectively, the Company had open commitments under financial futures contracts with notional amounts of $6.9 million and $3.0 million. At December 31, 1995, the Company had open commitments to purchase $27.5 million and sell $25.0 million of treasury securities under option contracts. The Company had no such open option contracts at December 31, 1996 and owned no interest rate option contracts at December 31, 1996 or 1995. The fair market value of these option and financial futures contracts was not material at December 31, 1996 or 1995. In addition, the average fair market value and trading revenues associated with these contracts during 1996 and 1995 were not material. Such option and financial futures contracts expose the Company to off-balance-sheet market risk in the event that the changes in interest rates do not closely correlate with the change in the inventory price. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby minimizing credit risk. Maintaining futures contracts typically requires the Company to deposit cash or securities with an exchange or other financial intermediary as security for its obligations. Additional cash or securities may be required to be deposited thereafter due to fluctuations in the market value of the futures contract. In writing option contracts, the Company receives a premium from the purchaser in exchange for incurring an obligation to purchase or sell securities upon exercise of the option. These obligations may require the Company to purchase securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill its obligations under the contracts. Other than as described, the Company does not enter into foreign currency contracts or other derivative financial instruments with off-balance-sheet risk.

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

  The Company may pledge firm or customer margin securities for bank loans, repurchase agreements, securities loaned or to satisfy margin deposits of clearing organizations. All repurchase agreements are collateralized by cash or securities delivered by the Company. In the event the counterparty is unable to return such securities pledged, the Company may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities. The Company seeks to control these risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary. At December 31, 1996, the market value of such securities pledged approximated the borrowings outstanding.

J.  Regulatory Requirements

  Dain Bosworth and Rauscher Pierce Refsnes are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. Interra Clearing, the Company's operations subsidiary, clears and settles trades for Dain Bosworth and Rauscher Pierce Refsnes
(including the customers of Correspondent Services). Interra Clearing carries all customer accounts, extends margin credit to customers, pays interest on credit balances of customers and invests any excess customer balances. As a result Interra Clearing is subject to the Uniform Net Capital Rule whereby net capital of not less than 2 percent of aggregate debit items must be maintained. The New York Stock Exchange, Inc. also may require a member organization to reduce its business if regulatory net capital is less than 4 percent of such aggregate debit items, and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of such aggregate debit items. At December 31, 1996, net capital was $74.9 million at Interra Clearing, which was 7.5 percent of aggregate debit balances and $25.0 million in excess of the 5-percent requirement. Dain Bosworth's and Rauscher Pierce Refsnes' net capital requirements are $1.0 million each as neither firm carries customer balances on its balance sheet. At December 31, 1996, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $43.6 million and $22.6 million, respectively, in excess of their minimum requirements.

  Rule 15c3-3 of the Securities Exchange Act of 1934 specifies certain conditions under which brokers and dealers carrying customer accounts are required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Amounts to be maintained are computed in accordance with a formula defined in the Rule. At December 31, 1996, Interra Clearing had $15.0 million segregated in special reserve accounts. This amount consisted of qualified securities purchased under agreements to resell and was collateralized by U.S. government or government agency securities.

K.  Employee Benefit Plans

  Until December 31, 1996, the Company and its participating subsidiaries had profit sharing and stock bonus plans which covered substantially all full-time employees who were at least 21 years of age and had been employed for at least six months. Participants could contribute on a pretax basis up to 12 percent of eligible compensation to the stock bonus plan and/or the profit sharing plan subject to certain aggregate limitations; the Company then matched up to 5 percent of eligible compensation at a 40-percent rate. Matching contributions were limited to $3,000 per employee annually and were paid to the stock bonus plan. At the end of each calendar year, a contribution to the profit sharing plan is determined by each participating company's board of directors. The minimum contribution is 3 percent of eligible compensation. On January 1, 1997, the Company combined the Profit Sharing and Stock Bonus Plans into a single plan.

  The Company's  policy is  to fund  currently profit sharing and
stock  bonus   plan  costs.    Earnings  have  been  charged  for
contributions, net of forfeitures, to the above plans as follows:

                                      Year ended December 31,
                                    --------------------------
(In thousands)                       1996      1995      1994
                                    --------------------------
Profit sharing plan...............  $15,993  $14,168   $11,489
Stock bonus plan..................    2,908    2,712     2,763
                                     ------   ------    ------
                                    $18,901  $16,880   $14,252
                                     ======   ======    ======

L.  Income Taxes

  Income tax expense consists of the following:

                                      Year ended December 31,
                                    --------------------------
(In thousands)                       1996      1995      1994
                                    --------------------------
Current:
   Federal........................  $33,693  $20,183   $16,526
   State..........................    4,609    3,207     3,118
Deferred:
   Federal........................   (6,783)  (2,410)   (4,287)
   State..........................     (928)    (582)   (1,015)
                                     ------   ------    ------
                                    $30,591  $20,398   $14,342
                                     ======   ======    ======

  A reconciliation of ordinary federal income taxes (based on a rate of 35 percent) with the actual tax expense provided on earnings is as follows:

                                      Year ended December 31,
                                    --------------------------
(Dollars in thousands)               1996      1995      1994
                                    --------------------------
Ordinary federal income tax
 expense..........................  $30,571  $19,695   $13,928
State income taxes, net of
 federal tax benefit..............    2,504    1,599     1,367
Tax-exempt interest, net of
 related interest expense.........     (872)  (1,324)     (863)
Other.............................   (1,612)     428       (90)
                                     ------   ------    ------
                                    $30,591  $20,398   $14,342
                                     ======   ======    ======
Effective tax rate................     35.0%    36.3%     36.0%
                                     ======   ======    ======

  The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are:

                                                 December 31,
                                             -------------------
(In thousands)                                  1996      1995
                                             -------------------
Deferred tax assets:
  Accruals not currently deductible........   $36,025   $27,473
  Tax attributes acquired..................     1,632     2,443
  Fixed assets.............................     1,573     1,516
  Other....................................       514       575
                                               ------    ------
                                               39,744    32,007
                                               ------    ------
Deferred tax liabilities:
  Other....................................       (40)      (14)
                                               ------    ------
                                              $39,704   $31,993
                                               ======    ======

  The Company has determined that it is not required to establish a valuation allowance for the deferred tax asset since it is more likely than not that the deferred tax asset will be realized principally through carryback to taxable income in prior years, and future reversals of existing taxable temporary differences, and, to a lesser extent, future taxable income. The Company's conclusion that it is "more likely than not" that the deferred tax asset will be realized is based on federal taxable income of over $185 million in the carryback period, substantial state taxable income in the carryback period, as well as prospects for continued earnings.

                 INTERRA FINANCIAL INCORPORATED
                 QUARTERLY FINANCIAL INFORMATION
       (Unaudited, in thousands, except per-share amounts)

                          First     Second    Third     Fourth
                         Quarter   Quarter   Quarter   Quarter
                         --------------------------------------
1996

Net revenues..........   $156,034  $153,843  $151,035  $164,844
                          =======   =======   =======   =======
Earnings before
 income taxes.........    $23,289   $19,954   $19,984   $24,175
                          =======   =======   =======   =======
Net earnings..........    $15,080   $13,028   $12,990   $15,713
                          =======   =======   =======   =======
Per share data:
 Primary net earnings
 per share............      $1.20     $1.03     $1.02     $1.21
                          =======   =======   =======   =======
 Fully diluted net
 earnings per share...      $1.20     $1.03     $1.01     $1.21
                          =======   =======   =======   =======
 Dividends............       $.11      $.15      $.15      $.15
                          =======   =======   =======   =======

1995

Net revenues..........   $118,841  $130,373  $143,106  $149,650
                          =======   =======   =======   =======
Earnings before
 income taxes.........     $8,726   $13,547   $16,966   $17,032
                          =======   =======   =======   =======
Net earnings..........     $5,563    $8,636   $10,816   $10,858
                          =======   =======   =======   =======
Per share data:
 Primary net earnings
 per share............       $.45      $.69      $.86      $.86
                          =======   =======   =======   =======
 Fully diluted net
 earnings per share...       $.45      $.69      $.85      $.86
                          =======   =======   =======   =======
 Dividends.............  $.10-2/3  $.10-2/3  $.10-2/3  $.10-2/3
                          =======   =======   =======   =======

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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM 8-K:

(a)    Documents filed as part of this Report:
                                                           Page
                                                           ----
1.  Financial statements:
    Reference is made to the table of contents to
    financial statements and financial statement
    schedule hereinafter contained.......................   42

2.  Financial statement schedules:
    Reference is made to the table of contents to
    financial statements and financial statement
    schedule hereinafter contained for all other
    financial statement schedules........................   42

3.  Exhibits:

Item No.       Item                          Method of Filing
----------------------------------------------------------------------
3.1 Restated Certificate of Incorporated by reference to Incorporation of the Company. Exhibit 4.1 to the Company's
                                       Registration Statement  on Form
                                       S-8 dated  March 14, 1995, File
                                       No. 33-58069.

3.2     Amended and Restated Bylaws    Incorporated  by  reference  to
        of the Company.                Exhibit 3.1  to  the  Company's
                                       Quarterly Report  on Form  10-Q
                                       dated September 30, 1996.

4.1     Credit Agreement dated June    Incorporated  by  reference  to
        29, 1995.                      Exhibit 4.1  to  the  Company's
                                       Quarterly Report  on Form  10-Q
                                       dated June 30, 1995.

4.2     First Amendment  to  Credit    Incorporated  by  reference  to
        Agreement dated  March  14,    Exhibit 4.2  to  the  Company's
        1996.                          Annual Report  on Form 10-K for
                                       the  year  ended  December  31,
                                       1995.

4.3     Term Loan  Agreement  dated    Incorporated  by  reference  to
        October 16, 1992.              Exhibit 4(e)  to the  Company's
                                       Annual Report  on Form 10-K for
                                       the  year  ended  December  31,
                                       1992.

4.4     First  Amendment   to  Term    Incorporated  by  reference  to
        Loan Agreement  dated March    Exhibit 4(g)  to the  Company's
        12, 1993.                      Annual Report  on Form 10-K for
                                       the  year  ended  December  31,
                                       1992.

4.5     Second  Amendment  to  Term    Incorporated  by  reference  to
        Loan Agreement  dated  June    Exhibit 4(b)  to the  Company's
        23, 1993.                      Current  Report   on  Form  8-K
                                       dated July 15, 1993.

4.6     Third  Amendment   to  Term    Incorporated  by  reference  to
        Loan    Agreement     dated    Exhibit 4(b)  to the  Company's
        November 30, 1993.             Current  Report   on  Form  8-K
                                       dated February 11, 1994.

4.7     Fourth  Amendment  to  Term    Incorporated  by  reference  to
        Loan Agreement  dated  June    Exhibit 4  (b) to the Company's
        27, 1994.                      Quarterly Report  on Form  10-Q
                                       dated June 30, 1994.

4.8     Fifth  Amendment  to  Term-    Incorporated  by  reference  to
        Loan    Agreement     dated    Exhibit 4  (b) to the Company's
        September 30, 1994.            Current  Report   on  Form  8-K
                                       dated September 26, 1994.

4.9 Sixth Amendment to Term- Incorporated by reference to Loan Agreement dated June Exhibit 4 (b) to the Company's
        29, 1995.                      Quarterly Report  on form  10-Q
                                       dated June 30, 1995.

4.10    Seventh    Amendment     to    Incorporated  by  reference  to
        Term-Loan  Agreement  dated    Exhibit 4.10  to the  Company's
        March 15, 1996.                Annual Report  on Form 10-K for
                                       the  year  ended  December  31,
                                       1995.

10.1* 1986 Stock Option Plan, Incorporated by reference to as amended on April 24, Exhibit 10(b) to the Company's 1987, May 9, 1990, March Current Report on Form 8-K
        3, 1993 and April 27, 1993.    dated July 15, 1993.

10.2    Form      of      Indemnity    Incorporated  by  reference  to
        Agreement  with   Directors    Exhibit 10(c)  to the Company's
        and   Officers    of    the    Annual Report  on Form 10-K for
        Company.                       the  year  ended  December  31,
                                       1990.

10.3*   Form    of     Non-Employee    Incorporated  by  reference  to
        Director         Retirement    Exhibit 10(g)  to the Company's
        Compensation Agreement.        Annual Report  on Form 10-K for
                                       the  year  ended  December  31,
                                       1992.

10.4* IFG Executive Deferred Incorporated by reference to Compensation Plan dated Exhibit 10(a) to the Company's
        March 31, 1993.                Current  Report   on  Form  8-K
                                       dated July 15, 1993.

10.5    Trust  Agreement  for   IFG    Incorporated  by  reference  to
        Executive          Deferred    Exhibit 10.5  to the  Company's
        Compensation   Plan   dated    Annual  Report   on  Form  10-K
        February 11, 1994.             dated December 31, 1994.

10.6*   Offer of   Employment   and    Incorporated  by  reference  to
        Restricted Stock Agreements Exhibit 10.7 to the Company's between the Company and Annual Report on Form 10-K for Louis C. Fornetti dated the year ended December 31,
        July 14, 1995, and July 17,    1995.
        1995, respectively.

10.7*   1996 Stock Incentive Plan      Incorporated  by  reference  to
                                       Exhibit  10  to  the  Company's
                                       Quarterly Report  on Form  10-Q
                                       dated March 31, 1996.

10.8*   Agreement    between    the    Incorporated  by  reference  to
        Company and David A. Smith Exhibit 10.1 to the Company's dated September 26, 1995. Quarterly Report on Form 10-Q dated September 30, 1995.

11*     Computation of net earnings    Filed herewith.
        per share.

21      List of subsidiaries.          Filed herewith.

23      Independent       Auditors'    Filed herewith.
        consent.

24      Power of attorney.             Filed herewith

27      Financial Data Schedule        Filed herewith.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) No reports on Form 8-K were filed during the fourth quarter of 1996.

REPORT FOR EMPLOYEE STOCK PURCHASE PLAN:

     The financial statements required by Form 11-K with respect to the Company's Retirement Plan will be filed by amendment hereto within 180 days of such plan's fiscal year end as permitted by Rule 15d-21.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                INTERRA FINANCIAL INCORPORATED

                                By   Louis C. Fornetti
                                     --------------------------
                                     Louis C. Fornetti
                                 Executive Vice President and
                                   Chief Financial Officer
                                    Dated: March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                      Title
---------------------------------------------------------------------
Irving Weiser                  Chairman of the Board, President,
-------------------------      Chief Executive Officer and Director
Irving Weiser                  (Principal Executive Officer)

Louis C. Fornetti              Executive Vice President,
-------------------------      Chief Financial Officer
Louis C. Fornetti              (Principal Financial Officer)

Daniel J. Reuss                Senior Vice President, Controller and
-------------------------      Treasurer
Daniel J. Reuss                (Principal Accounting Officer)

John C. Appel                  Executive Vice President and Director
-------------------------
John C. Appel

William A. Johnstone           Executive Vice President and Director
-------------------------
William A. Johnstone

J. Evans Attwell               Director
-------------------------
J. Evans Attwell

Susan S. Boren                 Director
-------------------------
Susan S. Boren

F. Gregory Fitz-Gerald         Director           Louis C. Fornetti
-------------------------                    By   ------------------
F. Gregory Fitz-Gerald                            Louis C. Fornetti
                                           Pro Se and as Attorney-in-Fact
                                              Dated:  March 21, 1997

C.A. Rundell, Jr.              Director
-------------------------
C.A. Rundell, Jr.

Robert L. Ryan                 Director
-------------------------
Robert L. Ryan

Arthur R. Schulze, Jr.         Director
-------------------------
Arthur R. Schulze, Jr.

           INTERRA FINANCIAL INCORPORATED AND SUBSIDIARIES
        FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

            As of December 31, 1996 and 1995 and for each
                of the years in the three-year period
                       ended December 31, 1996

                          TABLE OF CONTENTS

                                                                  Page
                                                                  ----
Independent Auditors' Report.......................................22
Consolidated Financial Statements:
     Consolidated statements of operations.........................23
     Consolidated balance sheets...................................24
     Consolidated statements of shareholders' equity...............25
     Consolidated statements of cash flows.........................26
     Notes to consolidated financial statements....................27
Financial Statement Schedule:
     Schedule III - Condensed financial information of
      the registrant...............................................43

     Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.

           SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                           OF THE REGISTRANT

                    INTERRA FINANCIAL INCORPORATED
                           (Parent Company)

                       STATEMENTS OF OPERATIONS
                            (In thousands)
                                       Year ended December 31,
                                   -----------------------------
                                      1996      1995      1994
                                   -----------------------------
Revenues:
 Management fees..................   $9,373    $5,980    $3,650
 Facilities rental................    1,058     1,057     1,056
 Interest.........................    1,743     1,365     1,126
                                     ------    ------    ------
                                     12,174     8,402     5,832
                                     ------    ------    ------
Expenses:
 Compensation and benefits........    8,010     4,988     3,002
 Interest.........................    2,011     1,947     1,386
 Other operating expenses.........    8,619     5,960     3,967
                                     ------    ------    ------
                                     18,640    12,895     8,355
                                     ------    ------    ------
Loss before income taxes and
 equity in subsidiaries' earnings.   (6,466)   (4,493)   (2,523)
Income tax benefit................    2,520     1,929       953
                                     ------    ------    ------
Loss before equity in
 subsidiaries' earnings...........   (3,946)   (2,564)   (1,570)

Equity in subsidiaries' earnings..   60,757    38,437    27,023
                                     ------    ------    ------
Net earnings......................  $56,811   $35,873   $25,453
                                     ======    ======    ======

See accompanying notes to condensed financial information.


           SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                   OF THE REGISTRANT -- (Continued)

                    INTERRA FINANCIAL INCORPORATED
                           (Parent Company)
                            BALANCE SHEETS
                            (In thousands)
                                                December 31,
                                            -------------------
                                               1996      1995
                                            -------------------
Assets:
 Cash....................................     $1,070      $918
 Advances to subsidiaries (eliminated
  in consolidation)......................     28,419    28,130
 Equipment, leasehold improvements and
  building, at cost, less accumulated
  depreciation of $12,498 and $8,484,
  respectively...........................     16,428    13,976
 Investment in subsidiaries, at cost,
  plus equity in undistributed earnings
  (eliminated in consolidation)..........    348,894   283,276
 Other assets............................      5,446     4,611
                                             -------   -------
                                            $400,257  $330,911
                                             =======   =======
Liabilities and Shareholders' Equity:
Liabilities:
Advances from subsidiaries (eliminated
 in consolidation).......................    $87,630   $72,144
 Accounts payable and accrued expenses...     30,137    27,215
 Capital lease obligations and other debt      6,604     9,058
                                             -------   -------
                                             124,371   108,417
                                             -------   -------
Shareholders' equity:
 Common stock............................      1,522     1,508
 Additional paid-in capital..............     81,316    76,623
 Retained earnings.......................    193,048   144,363
                                             -------   -------
                                             275,886   222,494
                                             -------   -------
                                            $400,257  $330,911
                                             =======   =======

See accompanying notes to condensed financial information.

           SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                   OF THE REGISTRANT -- (Continued)

                    INTERRA FINANCIAL INCORPORATED
                           (Parent Company)

                       STATEMENTS OF CASH FLOWS
                            (In thousands)
                                          Year ended December 31,
                                        ----------------------------
                                         1996      1995      1994
                                        ----------------------------
Cash flows from operating activities:
Net earnings..........................   $56,811   $35,873   $25,453
Non-cash items included in earnings:
 Equity in net earnings of
 subsidiaries.........................   (60,788)  (38,437)  (27,023)
 Depreciation and amortization........     4,014     3,299     3,537
                                          ------    ------    ------
                                              37       735     1,967
Change in operating assets and
 liabilities..........................     7,054     4,423     3,617
                                          ------    ------    ------
Cash provided by operating activities.     7,091     5,158     5,584
                                          ------    ------    ------
Cash flows from financing activities:
Proceeds from:
 Advances from subsidiaries, net......    15,197    15,829         -
 Issuance of common stock.............     1,580     2,368       458
 Revolving credit agreement...........         -         -    15,000
 Long-term debt.......................         -         -       237
Payments for:
 Dividends on common stock............    (6,792)   (5,177)   (4,536)
 Capital leases and other  debt.......    (2,454)   (2,473)   (2,340)
 Purchases of common stock............    (1,341)   (6,849)   (3,638)
 Revolving credit agreement...........         -   (15,000)        -
 Advances to subsidiaries, net........         -         -    (5,763)
                                          ------    ------    ------
Cash provided (used) by financing
 activities...........................     6,190   (11,302)     (582)
                                          ------    ------    ------
Cash flows from investing activities:
 Dividends from subsidiaries..........    13,170    18,700     8,468
 Investment in subsidiaries...........   (18,000)   (9,000)   (8,300)
 Purchases of fixed assets............    (8,299)   (3,513)   (4,340)
                                          ------    ------    ------
Cash provided (used) by investing
 activities...........................   (13,129)    6,187    (4,172)
                                          ------    ------    ------
Increase in cash......................       152        43       830
Cash at beginning of year.............       918       875        45
                                          ------    ------    ------
Cash at end of year...................    $1,070      $918      $875
                                          ======    ======    ======

See accompanying notes to condensed financial information.


           SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                   OF THE REGISTRANT -- (Continued)
                    INTERRA FINANCIAL INCORPORATED
                           (Parent Company)

               NOTES TO CONDENSED FINANCIAL INFORMATION

A. The condensed financial statements of Interra Financial Incorporated (Parent Company), should be read in conjunction with the consolidated financial statements of Interra Financial Incorporated, and the notes thereto beginning on Page 21.

B. Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note J to consolidated financial statements for information regarding net capital requirements of the broker-dealer subsidiaries which could result in restriction on the ability of the subsidiaries to transfer funds to the parent in the form of loans, advances or cash dividends.

   The Parent Company utilizes loans from two of its subsidiary broker-dealers, Dain Bosworth and Rauscher Pierce Refsnes, in order to capitalize its third broker-dealer, Interra Clearing Services Inc. During 1996 and 1995, respectively, the Parent received loans totaling $17 million and $9 million from Dain Bosworth and Rauscher Pierce Refsnes in order to add to Interra Clearing's capital. See
   Item 1(c) "Securities Business - Customer Financing" and "Securities Business - Uniform Net Capital Rule."

C. Other Debt:

   Other debt is used primarily to finance equipment and building improvements and is payable in monthly and quarterly installments and bears interest at floating rates which approximated 8.3 percent at December 31, 1996. The Parent Company must maintain certain levels of net worth under one of the debt agreements.

   Annual principal payments on other debt (excluding obligations under capital leases) during the next four years are as follows:
   1997 - $813,000; 1998 - $16,000; 1999 and thereafter - $0.

D. Commitments:

   At December 31, 1996, the Parent Company has guaranteed the $20.7 million outstanding balance of four-year subordinated bank debt incurred by Dain Bosworth and Rauscher Pierce Refsnes in September and October 1994. See Note F to the consolidated financial statements.

   Aggregate minimum rental commitments as of December 31, 1996, are as follows:

(In thousands)                     Capital leases    Operating leases
---------------------------------------------------------------------
1997..............................      $1,336           $2,268
1998..............................       1,076            1,373
1999..............................         940              833
2000..............................         940              705
2001..............................         940              705
Thereafter........................       5,953            4,386
                                         -----           ------
                                        11,185          $10,270
Less amount representing interest.      (5,410)          ======
Present value of minimum lease          ------
  payments........................      $5,775
                                        ======