Form 10-Q
period 1997-03-31
INTERRA FINANCIAL INC
filed 1997-05-15
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1997

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

                 Yes       X            No

As of April 30, 1997, the Company had 12,265,914 shares of common stock outstanding.

               INTERRA FINANCIAL AND SUBSIDIARIES
    REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997


                              INDEX
                                                          Page
                                                          ----
I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

          Consolidated Balance Sheets......................  1

          Consolidated Statements of Operations............  2

          Consolidated Statements of Cash Flows............  3

          Notes to Consolidated Financial Statements.......  4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations..............  5


II.       OTHER INFORMATION:

  Item 6. Exhibits and Reports on Form 8-K.................  8

          Signatures.......................................  9

          Index of Exhibits................................ 10

          Exhibits......................................... 11

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               INTERRA FINANCIAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                                          March 31,  December 31,
                                          -----------------------
                                            1997         1996
                                          -----------------------
                                                 (Unaudited)
Assets:
 Cash and cash equivalents                    $41,043     $34,387
 Cash and short-term investments
  segregated for regulatory purposes           66,000      15,000
 Receivable from customers                    914,031   1,035,847
 Receivable from brokers and dealers          252,033     202,040
 Securities purchased under agreements
  to resell                                   271,587      81,631
 Trading securities owned, at market          450,589     288,824
 Equipment, leasehold improvements and
  buildings, at cost, net                      33,715      32,946
 Other receivables                             82,719      75,685
 Deferred income taxes                         40,764      39,704
 Other assets                                  19,629      21,361
                                            ---------   ---------
                                           $2,172,110  $1,827,425
                                            =========   =========
Liabilities and Shareholders' Equity:
Liabilities:
 Short-term borrowings                       $206,301     $25,000
 Drafts payable                                64,964      69,989
 Payable to customers                         741,182     869,641
 Payable to brokers and dealers               326,007     229,852
 Securities sold under repurchase
  agreements                                   68,561      57,967
 Trading securities sold, but not yet
  purchased, at market                        257,352      58,805
 Accrued compensation                          68,257     119,244
 Other accrued expenses and accounts payable  122,833      93,751
 Subordinated and other debt                   23,855      27,290
                                            ---------   ---------
                                            1,879,312   1,551,539
                                            ---------   ---------
Shareholders' equity:
 Common stock                                   1,533       1,522
 Additional paid-in capital                    84,665      81,316
 Retained earnings                            206,600     193,048
                                            ---------   ---------
                                              292,798     275,886
                                            ---------   ---------
                                           $2,172,110  $1,827,425
                                            =========   =========

  See accompanying notes to consolidated financial statements.

               INTERRA FINANCIAL AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per-share amounts)
                                    Three Months Ended  March 31,
                                     ---------------------------
                                          1997         1996
                                     ---------------------------
Revenues:
 Commissions                             $63,627     $54,860
 Principal transactions                   42,024      46,478
 Investment banking and underwriting      25,868      26,142
 Interest                                 28,734      26,930
 Asset management                         10,500       8,104
 Correspondent clearing                    5,062       3,829
 Other                                     4,257       4,436
                                         -------     -------
 Total revenues                          180,072     170,779

Interest expense                         (14,110)    (14,745)
                                         -------     -------
Net revenues                             165,962     156,034
                                         -------     -------

Expenses excluding interest:
 Compensation and benefits               101,484      97,112
 Communications                           11,309      10,084
 Occupancy and equipment                   9,763       8,589
 Travel and promotional                    6,577       4,796
 Floor brokerage and clearing fees         2,927       2,467
 Other                                     9,513       9,697
                                         -------     -------
Total expenses excluding interest        141,573     132,745
                                         -------     -------
Earnings:
 Earnings before income taxes             24,389      23,289
 Income tax expense                       (8,634)     (8,209)
                                         -------     -------
Net earnings                             $15,755     $15,080
                                         =======     =======
Earnings per common and common
 equivalent share:
 Primary                                   $1.20       $1.20
                                         =======     =======
 Fully diluted                             $1.20       $1.20
                                         =======     =======
Dividends per share                         $.18        $.11
                                         =======     =======

  See accompanying notes to consolidated financial statements.

               INTERRA FINANCIAL AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited,  in thousands)
                                    Three Months Ended  March 31,
                                     ---------------------------
                                          1997         1996
                                     ---------------------------
Cash flows from operating activities:
 Net earnings                           $15,755      $15,080
 Adjustments to reconcile earnings to
  cash provided (used) by operating
  activities:
  Depreciation and amortization           2,639        2,205
  Deferred income taxes                  (1,060)      (1,212)
  Other non-cash items                    1,872        3,231
  Cash and short-term investments
   segregated for regulatory purposes   (51,000)     (45,000)
  Net receivable from/payable to
   brokers and dealers                   46,162       21,797
  Securities purchased under
   agreements to resell                (189,956)    (144,462)
  Net trading securities owned and
   trading securities sold, but not
   yet purchased                         36,782      145,621
  Short-term borrowings and drafts
   payable of securities companies      176,276       85,460
  Net receivable from/payable to
   customers                             (6,643)      (3,761)
  Securities sold under repurchase
   agreements                            10,594      (46,749)
  Accrued compensation                  (50,987)     (31,737)
  Other                                  24,332       13,224
                                       --------     --------
Cash provided by operating activities    14,766       13,697
                                       --------     --------
Cash flows from financing activities:
 Proceeds from:
  Issuance of common stock                1,037          355
 Payments for:
  Subordinated and other debt            (3,435)      (4,272)
  Dividends on common stock              (2,203)      (1,330)
Cash (used) by financing activities      (4,601)      (5,247)
                                       --------     --------
Cash flows from investing activities:
 Payments for equipment, leasehold
  improvements and other                 (3,509)      (3,328)
                                       --------     --------
Increase/(decrease) in cash and cash
 equivalents                              6,656        5,122
 Cash and cash equivalents:
  At beginning of period                 34,387       26,167
                                       --------     --------
  At end of period                      $41,043      $31,289
                                       ========     ========

Income tax payments totaled $6,453,000 and $3,653,000 and interest payments totaled $12,430,000 and $13,049,000 during the three months ended March 31, 1997 and 1996, respectively.

During the three months ended March 31, 1997 and 1996, respectively, the Company had non-cash financing activity of $2,323,000 and $1,559,000 associated with the crediting of common stock to deferred compensation plan participants.

  See accompanying notes to consolidated financial statements.

               INTERRA FINANCIAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


A. Condensed Consolidated Financial Statements

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of results for subsequent periods.

   Certain prior year amounts in the financial statements have been reclassified to conform to the 1997 presentation.

B. Shareholders' Equity

   On April 30, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan ("the Plan"). Under the Plan, the Board declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. The dividend was payable to the stockholders of record as of May 12, 1997. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock until they become exercisable.

   The Rights become exercisable only in the event that any person or group of affiliated persons becomes a holder of 15 percent or more of the Company's outstanding common shares, or commences a tender or exchange offer which, if consummated, would result in that person or group of affiliated persons owning at least 15 percent of the Company's outstanding common shares. Once the rights become exercisable they initially entitle holders to purchase, by payment of a $140 exercise price, one one-hundredth of a share of Series A Junior Participating Preferred Stock. Both the exercise price and the number and kind of shares issuable upon exercise are subject to adjustment in certain circumstances. After a person or company acquires 15 percent or more of the Company's outstanding common shares, the rightsholders, other than the 15 percent acquirer, become entitled to purchase for the then-current exercise price shares of the Company's common stock having a market value equal to twice the exercise price in lieu of the preferred stock. The Rights would not be triggered, however, if the acquisition of 15 percent or more of the Company's outstanding common stock is pursuant to a tender offer or exchange for all outstanding shares of the Company's common stock which is determined by the Board of Directors to be in the best interests of the Company and its stockholders. If the Company is acquired in certain mergers or other business combination transactions, or 50 percent or more of its assets or earning power are sold, rightsholders thereafter will have the right to receive upon exercise, shares of the acquiring company's stock having a market value equal to twice the exercise price. The Rights may be redeemed at a price of $.01 per Right at any time prior to the acquisition of 15 percent of the Company's outstanding common shares. The Rights will expire on April 30, 2007 unless previously redeemed, exercised or exchanged.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

  This discussion  should be  read in  conjunction  with  Item  7
(Management's Discussion  and Analysis)  of the  Company's Annual
Report on Form 10-K for the year ended December 31, 1996.

Summary

  Consolidated net earnings were $15.8 million in the 1997 first quarter, just surpassing the Company's quarterly record set in the fourth quarter of 1996 and $0.7 million or 4 percent higher than the first quarter of 1996. Net revenues for the quarter were also a Company record $166.0 million, $9.9 million or 6 percent higher than the first quarter of 1996. During the first two months of 1997, the financial markets in which the Company operates remained very strong and contributed to the strong results posted by the Company's Private Client and Equity Capital Markets Groups. In March, however, the Federal Reserve Board announced an increase in short-term interest rates which had the effect of increasing financial market volatility and decreasing securities prices and investment banking volumes in the month of March. These less favorable financial market characteristics negatively impacted the securities industry's and the Company's financial results late in the first quarter compared with the very favorable conditions in which the Company had been operating over the past six to eight quarters.

Results of Operations:

                                     Three Months Ended March 31,
                                     ----------------------------
                                            1997        1996
                                     ----------------------------
(Unaudited, in thousands)
Net Revenues:
 Dain Bosworth Incorporated              $109,536     $103,312
 Rauscher Pierce Refsnes, Inc.             47,803       46,169
 Corporate, other and eliminations          8,623        6,553
                                          -------      -------
                                         $165,962     $156,034
                                          =======      =======
Pretax Earnings:
 Dain Bosworth Incorporated               $16,792      $17,159
 Rauscher Pierce Refsnes, Inc.              5,221        4,613
 Corporate, other and eliminations          2,376       1,517
                                          -------      -------
                                          $24,389      $23,289
                                          =======      =======

  Commission revenues increased $8.8 million or 16 percent during the 1997 first quarter over the first quarter of 1996 as a result of higher sales of mutual funds, listed securities and insurance and annuity products, and higher sales of over-the counter equity securities sold on an agency basis to individual and institutional investors. Contributing also to the increase was a 20 percent rise in the New York Stock Exchange's average daily trading volume in the 1997 first quarter as well as general increases in securities prices, particularly during January and February of 1997.

  Revenues from principal transactions declined $4.5 million or 10 percent primarily due to lower taxable fixed income sales and trading results as well as lower sales and trading results in over-the-counter equity securities. These declines were partially offset by increases in sales and trading of tax-exempt fixed income securities.

  Investment banking and underwriting revenues declined $0.3 million or 1 percent during the first quarter from the same quarter of 1996 due primarily to fewer transactions for governmental and municipal clients. Offsetting the majority of this decline, however, were increases in fees earned from corporate clients related to merger and acquisition activity.

  Net interest income increased $2.4 million or 20 percent during the quarter, primarily due to a 13-percent increase in average margin loan balances. The margin loan increase was due principally to the transfer of several large customer accounts from competitors during the 1996 third quarter. The resulting increase in net interest income was partially offset by the effects of a 20-percent decline in customer credit balances in the 1997 first quarter versus the 1996 first quarter, along with the corresponding decline in short-term investments segregated for regulatory purposes precipitated by the 1996 second half transfer of approximately $340 million of customer credit balances to Company-sponsored money market funds. The transfers occurred as a result of the Company offering new cash management products to certain segments of its customers.

  Asset management revenues increased $2.4 million or 30 percent in the first quarter over the prior year due to increased levels of assets in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes and, to a lesser degree, a 28-percent increase in assets under management at Interra Advisory Services Inc.

  Correspondent clearing revenues increased $1.2 million or 32 percent over the 1996 quarter as Correspondent Services benefited primarily from increased correspondent trade volumes resulting from favorable market conditions and growth in the size of such correspondents.

  During the 1997 first quarter, compensation and benefits increased $4.4 million or 5 percent due principally to increased commissions associated with higher levels of operating revenues as well as a 6-percent rise in the average number of employees.

  Expenses other than compensation and benefits increased $4.5 million or 13 percent over the 1996 first quarter principally due to : (1) travel and promotional costs associated with the generation of new business; (2) volume-driven increases in communications market-data and clearing services; and (3) increased occupancy costs associated with office expansions and office operating costs, including real estate taxes.

Effect of Recent Accounting Standards

  In February 1997 the Financial Accounting Standards Board issued Statement No. 128 (SFAS 128), "Earnings Per Share." The Company intends to adopt SFAS 128 when required in the fourth quarter of 1997 and does not expect adoption of the Statement to have a material effect on reported earnings per share amounts.

LIQUIDITY AND CAPITAL RESOURCES

   On April 30, 1997, the Company's Board of Directors adopted a Shareholder Rights Plan ("the Plan"). Under the Plan, the Board declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock of the Company. The dividend was payable to the shareholders of record as of May 12, 1997. The Rights are attached to and automatically trade with the outstanding shares of the Company's common stock until they are distributed and become exercisable under the terms of the Plan.

   On April 30, 1997, the Company's Board of Directors also approved the filing of a universal "shelf registration" statement with the Securities and Exchange Commission. It would permit the Company to sell at its discretion up to $200 million in secured or unsecured debt, or equity securities. Management intends to file the shelf registration statement in the second quarter of 1997. The Company may use any proceeds to finance acquisitions, subsidiary financing, or other corporate purposes. The Company has no current plans to issue any "shelf" securities.

  During the 1997 second quarter, the Company expects to renew its $15 million committed, unsecured revolving credit facility. The facility is scheduled to expire on June 30, 1997. Management's intention is to increase the size of the facility in conjunction with the renewal.

  As described in Note J of the Consolidated Financial Statements of the Company's 1996 Annual Report on Form 10-K, Interra Clearing Services, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and New York Stock Exchange, Inc. measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At March 31, 1997, net capital was $77.4 million at Interra Clearing, which was 7.8 percent of aggregate debit balances and $27.7 million in excess of the 5-percent requirement. At March 31, 1997, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $34.4 million and $31.3 million, respectively, in excess of their minimum requirements.

  During the 1997 first quarter, the Company declared and paid its regular quarterly dividend on its common stock of $.18 per share, an increase of $.03 per share over the previous rate of $.15 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.


  In August 1996 the Company's Board of Directors approved a 100,000 share extension of its previously completed common stock repurchase plan. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock incentive and other benefit plans, or for other corporate purposes. Through April 30, 1997, no shares had been repurchased pursuant to this extension.

                   PART II - OTHER INFORMATION

ITEM 6.                        EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Item No.  Item                             Method of Filing
--------  ----------------------------     ----------------------
  3.1     Restated Certificate of          Incorporated by
          Incorporation of the Company     reference to Exhibit
          as amended.                      4.1 to the Company's
                                           Registration Statement
                                           on Form S-8 dated
                                           May 13, 1997, File
                                           No. 333-26947.

  4.1     Second Amendment to Credit
          Agreement dated April 16,1997.   Filed herewith.

  4.2     Eighth Amendment to Term Loan
          Agreement dated April 16, 1997.  Filed herewith.

  11      Computation of Net Earnings
          Per Share.                       Filed herewith.

  27      Financial Data Schedule.         Filed herewith.

(b)  Reports on Form 8-K

  One report  on Form  8-K was  filed during  the  quarter  ended
March 31, 1997.

  Items reported:

  Item 5 - Other Events (Press releases regarding: (1) an increase in the registrant's regular quarterly cash dividend from $.15 to $.18 per share; (2) registrant changing its name from Inter-Regional Financial Group, Inc. to Interra Financial Incorporated; and (3) registrant changing its NYSE ticker symbol from "IFG" to "IFI").

  Date of Report - February 4, 1997

  Financial Statements Filed - None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERRA FINANCIAL
                                            Registrant

Date:    May 14, 1997              By   Louis C. Fornetti
         ------------------             ------------------
                                        Louis C. Fornetti
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)


                                   By   Daniel J. Reuss
                                        ------------------
                                        Daniel J. Reuss
                                        Senior Vice President,
                                        Corporate Controller
                                        and Treasurer
                                        (Principal Accounting
                                        Officer)

               INTERRA FINANCIAL AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                FOR QUARTER ENDED MARCH 31, 1997

(a)  Exhibits

Item No.  Item                             Method of Filing
--------  ----------------------------     ----------------------
  3.1     Restated Certificate of          Incorporated by
          Incorporation of the Company     reference to Exhibit
          as amended.                      4.1 to the Company's
                                           Registration Statement
                                           on Form S-8 dated
                                           May 13, 1997, File
                                           No. 333-26947.

  4.1     Second Amendment to Credit
          Agreement dated April 16,1997.   Filed herewith.

  4.2     Eighth Amendment to Term Loan
          Agreement dated April 16, 1997.  Filed herewith.

  11      Computation of Net Earnings
          Per Share.                       Filed herewith.

  27      Financial Data Schedule.         Filed herewith.

(b)  Reports on Form 8-K

  One report on Form 8-K was filed during the quarter ended March
31, 1997.

  Items reported:

  Item 5 - Other Events (Press releases regarding: (1) an increase in the registrant's regular quarterly cash dividend from $.15 to $.18 per share; (2) registrant changing its name from Inter-Regional Financial Group, Inc. to Interra Financial Incorporated; and (3) registrant changing its NYSE ticker symbol from "IFG" to "IFI").

  Date of Report - February 4, 1997