Form 10-K405/A
period 1996-12-31
INTERRA FINANCIAL INC
filed 1997-06-27
CIK 50916

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM 8-K:

(a) Documents filed as part of this Report:
                                                        Page
1. Financial statements:
  Reference is made to the table of contents to
   financial statements and financial statement
   schedule hereinafter contained......................   42*

2. Financial statement schedules:
   Reference is made to the table of contents to
   financial statements and financial statement
   schedule hereinafter contained for all other
   financial statement schedules.......................   42*


* Refers to page number in original Form 10-K filing for the year ended December 31, 1996.

3.  Exhibits:

Item
No.         Item                         Method of Filing
-----------------------------------------------------------------
3.1  Restated Certificate          Incorporated by reference
     of Incorporation of the       to  Exhibit 4.1 to the
     Company.                      Company's Registration
                                   Statement on Form S-8 dated
                                   May 12, 1997, File
                                   No. 333-26947.

3.2  Amended and Restated Bylaws   Incorporated by reference
     of the Company.               to Exhibit 4.2 to the
                                   Company's Registration
                                   Statement on Form S-8 as
                                   amended on April 30, 1996,
                                   File No. 33-58069.

4.1  Credit Agreement dated        Incorporated by reference
     June 29, 1995.                to Exhibit 4.1 to the
                                   Company's Quarterly Report on
                                   Form 10-Q dated June 30, 1995.

4.2  First Amendment to Credit     Incorporated by reference
     Agreement dated March 14,     to Exhibit 4.2 to the
     1996.                         Company's Annual Report
                                   on Form 10-K for the year
                                   ended December 31, 1995.

4.3  Term Loan Agreement dated     Incorporated by reference
     October 16, 1992.             to Exhibit 4(e) to the
                                   Company's Annual Report on
                                   Form 10-K for the year ended
                                   December 31, 1992.

4.4  First Amendment to Term Loan  Incorporated by reference
     Agreement dated March 12,     to Exhibit 4(g) to the
     1993.                         Company's Annual Report on
                                   Form 10-K for the year ended
                                   December 31, 1992.

4.5  Second Amendment to Term      Incorporated by reference
     Loan Agreement dated June 23, to Exhibit 4(b) to the
     1993.                         Company's Current Report
                                   on Form 8-K dated July 15,
                                   1993.

4.6 Third Amendment to Term Loan Incorporated by reference Agreement dated November 30, to Exhibit 4(b) to the
     1993.                         Company's Current Report on
                                   Form 8-K dated February 11,
                                   1994.

4.7  Fourth Amendment to Term      Incorporated by reference
     Loan Agreement dated          to Exhibit 4 (b) to the
     June 27, 1994.                Company's Quarterly Report on
                                   Form 10-Q dated June 30, 1994.

4.8  Fifth Amendment to Term-Loan  Incorporated by reference
     Agreement dated               to Exhibit 4 (b) to the
     September 30, 1994.           Company's Current Report on
                                   Form 8-K dated September 26,
                                   1994.

4.9  Sixth Amendment to Term-Loan  Incorporated by reference
     Agreement dated June 29,      to Exhibit 4 (b) to the
     1995.                         Company's Quarterly Report on
                                   form 10-Q dated June 30, 1995.

4.10 Seventh Amendment to Term-    Incorporated by reference
     Loan Agreement dated          to Exhibit 4.10 to the
     March 15, 1996.               Company's Annual Report on
                                   Form 10-K for the year ended
                                   December 31, 1995.

10.1* 1986 Stock Option Plan, as   Incorporated by reference
     amended on April 24, 1987,    to Exhibit 10(b) to the
     May 9, 1990, March 3, 1993    Company's Current Report on
     and April 27, 1993.           Form 8-K dated July 15, 1993.

10.2 Form of Indemnity Agreement   Incorporated by reference
     with Directors and Officers   to Exhibit 10(c) to the
     of the Company.               Company's Annual Report on
                                   Form 10-K for the year ended
                                   December 31, 1990.

10.3* Form of Non-Employee         Incorporated by reference
     Director Retirement           to Exhibit 10(g) to the
     Compensation Agreement.       Company's Annual Report on
                                   Form 10-K for the year ended
                                   December 31, 1992.

10.4* IFG Executive Deferred       Incorporated by reference
     Compensation Plan dated       to Exhibit 10(a) to the
     March 31, 1993.               Company's Current Report on
                                   Form 8-K dated July 15, 1993.

10.5 Trust Agreement for IFG       Incorporated by reference
     Executive Deferred            to Exhibit 10.5 to the
     Compensation Plan dated       Company's Annual Report on
     February 11, 1994.            Form 10-K dated
                                   December 31, 1994.

10.6* Offer of Employment and      Incorporated by reference
     Restricted Stock Agreements   to Exhibit 10.7 to the
     between the Company and       Company's Annual Report on
     Louis C. Fornetti dated       Form 10-K for the year
     July 14, 1995, and July 17,   ended December 31, 1995.
     1995, respectively.

10.7* 1996 Stock Incentive Plan    Incorporated by reference to
                                   Exhibit 10 to the Company's
                                   Quarterly Report on Form 10-Q
                                   dated March 31, 1996.

10.8* Agreement between the        Incorporated by reference
     Company and David A. Smith    to Exhibit 10.1 to the
     dated September 26, 1995.     Company's Quarterly Report on
                                   Form 10-Q dated September 30,
                                   1995.

11* Computation of net earnings    Filed herewith.**
    per share.

21  List of subsidiaries.          Filed herewith.**

23  Independent Auditors' consent. Filed herewith.

24  Power of attorney.             Filed herewith**

27  Financial Data Schedule        Filed herewith.**

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

** Refers to original Form 10-K filing for year ended December
31, 1996.

(b) No reports on Form 8-K were filed during the fourth quarter of 1996.

REPORT FOR EMPLOYEE STOCK PURCHASE PLAN:

The financial statements required by Form 11-K is hereby furnished as permitted by Rule 15d-21:

Schedules included:
                                                        Page

Independent Auditors' report..........................    4

Statement of net assets available for plan
benefits as of December 31, 1996 and 1995.............    5

Statement of changes in net assets available for
plan benefits for the years ended December 31, 1996
and 1995..............................................    6

Notes to financial statements.........................    7

Schedule 1 - Schedule of assets held for investment
purposes..............................................   10

Schedule 2 - Reportable transaction for the year
ended December 31, 1996...............................   11

Exhibit 23 - Independent auditors' consent............   13

INDEPENDENT AUDITORS' REPORT

Interra Financial Retirement Benefits Committee
Interra Financial Incorporated:

We have audited the accompanying statements of net assets available for plan benefits of the IFG Stock Bonus Plan (the
Plan) as of December 31, 1996 and 1995 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the IFG Stock Bonus Plan as of December 31, 1996 and 1995 and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules are presented for purposes of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           KPMG Peat Marwick LLP

Minneapolis, Minnesota
June 13, 1997


                      IFG Stock Bonus Plan
       Statements of Net Assets Available for Plan Benefits
             (In thousands, except number of shares)

                                                 December 31,
                                            -------------------
                                              1996       1995
                                            -------------------
Assets:
Temporary cash investments                    $558       $780
Contributions receivable:
  Employee                                      48         45
  Employer                                     401        302
Investment in Interra Financial
 Incorporated common stock, at market
 (4,086,977 and 4,397,539 shares; cost
 $46,183 and $43,632, respectively)        144,066    111,038
Participant loans receivable                 3,478      2,743
Interest receivable                              2          3
                                           -------    -------
                                           148,553    114,911
                                           -------    -------
Liabilities:
Miscellaneous accounts payable                  48         52

Net assets available for plan benefits
 (includes $0 and $3,761, respectively, of
 distributions due to plan participants
 and $982 and $1,094 respectively, of
 diversifications payable to IFG Profit
 Sharing Plan)                            $148,505   $114,859
                                           =======    =======

See accompanying notes to the financial statements.


                      IFG Stock Bonus Plan
  Statements of Changes in Net Assets Available for Plan Benefits
                        (In thousands)


                                        Year Ended December 31,
                                        -----------------------
                                             1996      1995
                                        -----------------------
Investment income:
Dividends                                   $2,351    $1,945
Interest                                       274       237
Net realized and unrealized gain on
  securities                                41,970    46,201
                                           -------   -------
                                            44,595    48,383
Contributions:
Employee                                     5,320     4,861
Employer                                     3,071     2,644

Distributions:
To participants, at market                 (13,822)  (10,889)
Diversification to IFG Profit Sharing Plan  (3,124)   (1,845)
Dividends paid to participants              (2,319)   (1,918)

Expenses:
Fees                                           (75)      (47)
                                           -------   -------

Increase in net assets                      33,646    41,189

Net assets available for plan benefits:
At beginning of year                       114,859    73,670
                                           -------   -------
At end of year                            $148,505  $114,859
                                           =======   =======

See accompanying notes to the financial statements.

                       IFG STOCK BONUS PLAN
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1996 AND 1995

1.  Summary of Significant Accounting Policies

  Effective January 1, 1997, the IFG Profit Sharing Plan was merged into the IFG Stock Bonus Plan ("the Plan"). The combined plan was renamed the IFG Retirement Plan. In February 1997, the plan sponsor changed its name to Interra Financial Incorporated ("Interra") and the IFG Retirement Plan was renamed the Interra Retirement Plan.

  Contributions - Employee contributions are recorded when payroll deductions are made for the Plan participants. Employer contributions are generally accrued at the time employee contributions are recorded. Participants who reach the legal pretax limit during the year may have a portion of their employer matching contributions paid at year end.

  Investments - The investments in Interra Financial Incorporated (formerly Inter-Regional Financial Group, Inc.) common stock are carried at market value. Market value is determined based on the closing price of the common stock on the New York Stock Exchange. Purchases and sales of securities and the related gain or loss, if any, are recorded on trade-date.

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

2.  Plan Description

  Eligibility

  The Plan is a defined contribution plan which provides incentive to employees by giving them an opportunity to increase their interest in Interra through ownership of its common stock. Any employee of Interra or its participating subsidiaries may begin making pre-tax contributions to the Plan the January 1 or July 1 after completing six months of service consisting of at least 750 hours of service and if they are at least 21 years of age. Participants will be eligible to receive company contributions beginning the January 1 or July 1 following one year of service consisting of at least 1,000 hours of service and if they are at least 21 years of age.

  Contributions

  Participants may contribute 1 to 12 percent of recognized compensation to either the Plan or the IFG Profit Sharing Plan. However, total participant pretax contributions to the Plan and the IFG Profit Sharing Plan cannot exceed 12 percent of recognized compensation. The participant receives a 40 percent employer match on pretax contributions up to 5 percent of pay. Matching contributions are limited to $3,000 annually. All matching contributions are paid to the participants' accounts under the Plan. Recognized compensation is defined in the Plan and generally consists of salary, commissions and other regular compensation paid to a participant during the Plan year, subject to certain aggregate limitations under federal regulations.

  Vesting

  Employee contributions are always fully vested. Participants will fully vest in matching employer contributions after they have attained five years of service. Special rules apply for rehired employees. Employer contributions become fully vested if, while employed, the participant dies, reaches age 55 or retires because of total and permanent disability. Employer contributions will also become fully vested if the Plan is terminated, there is a "change in control" as defined in the Plan, or there is a complete discontinuance of employer contributions to the Plan.

  Loans

  Participants are eligible to borrow up to 50 percent, not to exceed $50,000, of certain account balances. Loans are allowed for any reason. Participants may elect a loan term of between one year and four and one-half years for all loans other than a home purchase for which a 10 or 15-year term may be elected. All loans are charged an interest rate equal to the prime rate plus one percent on the first working day of the quarter in which the loan was originated. All loans are repaid through monthly payroll deductions.

  Diversification

  Eligible participants may direct the sale of their stock holdings in the Plan. Proceeds from the sale of Interra common stock are transferred to the IFG Profit Sharing Plan for investment as directed by the participant. A participant who reaches age 50 with 10 years of service may elect to transfer up to 25 percent of his or her account balance each year. Participants ages 55 to 59, may transfer up to 50 percent each year and participants age 60 and older, up to 100 percent, subject to a $3,000 minimum. A participant with 15 years of service, regardless of age, may diversify up to 25 percent of his or her account balance each year.

  In-Service Distribution

  Participants age 60 and over may request a full or partial distribution from the Plan. In addition, participants may request in-service distributions for financial hardship purposes. Distributions are limited to the vested balances of certain accounts within the Plan. All distributions from the Plan are made in shares of Interra common stock, including cash for any uninvested contributions and fractional shares.

  Dividend Pass-Through

  The Plan is an Employee Stock Ownership Plan which has elected dividend pass-through to participants. Dividends received by the Plan on shares of Interra common stock which are allocated to participant accounts are distributed from the Plan to participants as ordinary income. Dividends received by the Plan on shares not yet allocated to participant accounts are allocated to participant accounts as earnings.

3.  Contributions

  Amounts contributed by each employer and its employees were as follows for the years ended December 31, 1996 and 1995, respectively (in thousands):


                               1996                  1995
                     ---------------------  ---------------------
                     Amount Contributed By  Amount Contributed By
                     ---------------------  ---------------------
                     Employee     Employer  Employee     Employer
                     --------     --------  --------     --------
Dain Bosworth
 Incorporated         $3,406       $2,084    $3,134       $1,741
Rauscher Pierce
 Refsnes, Inc.         1,499          795     1,387          748
Interra Clearing
 Services Inc.
 (formerly known as
 Regional Operations
 Group, Inc.)            306          122       239          106
Interra Financial
 Incorporated
 (formerly known as
 Inter-Regional
 Financial Group,
 Inc.)                    80           41        70           27
Interra Advisory
 Services Inc.
 (formerly known as
 IFG Asset Management
 Services, Inc.)          29           29        31           22
                       -----        -----     -----        -----
                      $5,320       $3,071    $4,861       $2,644
                       =====        =====     =====        =====

  The 1996 and 1995 employer contributions include a match of $1,136,000 and $940,000, respectively, on participant pretax contributions to the IFG Profit Sharing Plan. Employer matching contributions have been reduced by forfeitures of $447,000 and $371,000 for the years ended December 31, 1996 and 1995, respectively.

  Any forfeited benefits are utilized to reduce future employer contributions unless the participant returns to employment before a specified date as defined by the Plan.

4.  Trustee and Administration of the Plan

  As of December 31, 1996, First Trust National Association was the Trustee of the Plan. As of December 31, 1996 the Plan was administered by a three-member committee appointed by Interra's Board of Directors, all of whom were employees of Interra or its participating subsidiaries. Administrative costs and expenses were paid by Interra or its participating subsidiaries; however, trustee fees and fees associated with the plan's dividend pass-through administration were paid from plan assets.

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

  Participants are not taxed currently on their pretax contributions, on the employers' contributions to the Plan, or on net earnings allocated to participant accounts. Dividends paid to participants on Interra common stock allocated to their accounts are subject to tax in the year received. Distributions are generally subject to federal income tax at the time of distribution if not rolled to an individual retirement account or other qualified plan.

6.  Reconciliation to Form 5500

  Net assets available for plan benefits in the accompanying financial statements differ from Form 5500 as filed with the Internal Revenue Service, as follows (in thousands):

                                                December 31,
                                             ------------------
                                              1996        1995
                                             ------------------
Net assets available for plan benefits
 disclosed in Form 5500                      $147,523  $110,004
Adjustments for distributions and
 diversifications payable                         982     4,855
Net assets available for plan benefits        -------   -------
 disclosed in accompanying financial
 statements                                  $148,505  $114,859
                                              =======   =======

7.  Party-in-Interest Transactions

  First Trust National Association is a party-in-interest with respect to the Plan. In the opinion of the Plan's Trustee, transactions between the Plan and the Trustee are exempt from being considered as "prohibited transactions" under ERISA Section 408(b).

                                                       Schedule 1

                      IFG STOCK BONUS PLAN
  ITEM 27(a) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                        DECEMBER 31, 1996
             (In thousands, except number of shares)

Identity of Issuer                                        Market
 or Borrower           Description       Shares    Cost     Value
-----------------------------------------------------------------
Interra Financial  Interra Financial  4,086,977  $46,183 $144,066
 Incorporated (1)    Incorporated
                   Common Stock (1)

First Trust        First American                    588      588
 National           Prime Obligations
 Association        Fund

Plan Participants  Loans Receivable
                    (rate of interest
                    ranges from 7 to 11
                    percent)                       3,478    3,478
                                                  ------  -------
                                                 $50,219 $148,102
                                                  ======  =======

(1) Formerly known as Inter-Regional Financial Group, Inc.

See accompanying independent auditors' report.

                                                       Schedule 2

                      IFG STOCK BONUS PLAN
         ITEM 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS
               FOR THE YEAR ENDED DECEMBER 31, 1996

              (In thousands, except for transactions)
                                                    Fair Value
                                                     of Asset
          Description   Number                         as of
 Party        of          of      Purchase  Selling   Date of    Net
Involved  Transaction Transactions  Price    Price  Transaction  Gain
---------------------------------------------------------------------
First      Purchases      63       $8,834             $8,834     --
Trust      of First
National   American
Associa-    Prime
tion (1)  Obligations

First      Sales of       73                $9,057    $9,057     --
Trust      Frist
National   Amiercan
Associa-    Prime
tion (1)  Obligations

First      Purchases      68      $9,416              $9,416     --
Trust      of Interra
National   Financial
Associa-  Incorporated
tion (1)  Common Stock
          (2) (3)

First      Sales of       17               $18,334   $18,334 $11,294
Trust      Interra
National   Financial
Associa-  Incorporated
tion (1)  Common Stock
          (2) (3)

(1) Known to be a party-in-interest.

(2) Purchases include both public market and intra-plan purchases. Sales represent intra-plan sales only.

(3) Formerly known as Inter-Regional Financial Group, Inc.

See accompanying independent auditors' report.

                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                             INTERRA FINANCIAL INCORPORATED

                              By:  Louis C. Fornetti
                                   ---------------------
                                   Louis C. Fornetti
                                   Executive Vice President and
                                   Chief Financial Officer
                                   Dated: June 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

Signature                           Title
---------                           -----

Irving Weiser             Chairman of the Board,
-----------------------   President, Chief Executive Officer
Irving Weiser             (Principal Executive Officer)
                            and Director

Louis C. Fornetti          Executive Vice President,
-----------------------    Chief Financial Officer
Louis C. Fornetti          (Principal Financial Officer)

Daniel J. Reuss            Senior Vice President, Controller
-----------------------    and Treasurer
Daniel J. Reuss            (Principal Accounting Officer)

John C. Appel              Executive Vice President
-----------------------    and Director
John C. Appel

William A. Johnstone       Executive Vice President and Director
-----------------------
William A. Johnstone

J. Evans Attwell            Director
-----------------------
J. Evans Attwell

Susan S. Boren              Director
-----------------------
Susan S. Boren

F. Gregory Fitz-Gerald      Director    By Louis C. Fornetti
-----------------------                    -----------------
F. Gregory Fitz-Gerald                     Louis C. Fornetti
                                           Pro Se and as
                                           Attorney-in-Fact
                                           Dated:  June 27, 1997
C.A. Rundell, Jr.           Director
-----------------------
C.A. Rundell, Jr.

Robert L. Ryan              Director
-----------------------
Robert L. Ryan

Arthur R. Schulze, Jr.      Director
-----------------------
Arthur R. Schulze, Jr.