Form 10-Q
period 1997-06-30
INTERRA FINANCIAL INC
filed 1997-08-14
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

                          _____________


                           FORM 10-Q

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
---          OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended June 30, 1997

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

                 Yes       X            No

As of July 31, 1997, the Company had 12,293,369 shares of common stock outstanding.

               INTERRA FINANCIAL AND SUBSIDIARIES
     REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                              INDEX

                                                        Page
                                                        ----
I.  FINANCIAL INFORMATION:

  Item 1. Financial Statements

          Consolidated Balance Sheets....................  1

          Consolidated Statements of Operations..........  2

          Consolidated Statements of Cash Flows..........  3

          Notes to Consolidated Financial Statements.....  4

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations............  6

II.       OTHER INFORMATION:

  Item 1. Legal Proceedings..............................  9

  Item 4. Submission of Matters to a Vote of
          Security Holders............................... 11

  Item 6. Exhibits and Reports on Form 8-K............... 12

          Signatures..................................... 13

          Index of Exhibits.............................. 14

          Exhibits....................................... 15

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

               INTERRA FINANCIAL AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands)
                                          June 30,   December 31,
                                            1997         1996
                                         ------------------------
                                         (Unaudited)
Assets:
Cash and cash equivalents...............   $26,776      $34,387
Cash and short-term investments
 segregated for regulatory purposes.....         -       15,000
Receivable from customers...............   967,999     1,035,847
Receivable from brokers and dealers.....   327,475       202,040
Securities purchased under agreements
 to resell..............................   231,867        81,631
Trading securities owned, at market.....   508,422       288,824
Equipment, leasehold improvements and
 buildings, at cost, net  ..............    36,278        32,946
Other receivables.......................    69,055        75,685
Deferred income taxes...................    42,026        39,704
Other assets............................    19,352        21,361
                                         ---------     ---------
                                        $2,229,250    $1,827,425
                                         =========     =========
Liabilities and Shareholders' Equity:
Liabilities:
Short-term borrowings...................  $206,655       $25,000
Drafts payable..........................    68,840        69,989
Payable to customers....................   672,337       869,641
Payable to brokers and dealers..........   451,557       229,852
Securities sold under repurchase
 agreements.............................   109,563        57,967
Trading securities sold, but not yet
 purchased, at market...................   220,930        58,805
Accrued compensation....................    80,719       119,244
Other accrued expenses and accounts
 payable................................    94,819        93,751
Subordinated and other debt.............    21,812        27,290
                                         ---------     ---------
                                         1,927,232     1,551,539
                                         ---------     ---------
Shareholders' equity:
Common stock............................     1,536         1,522
Additional paid-in capital..............    84,955        81,316
Retained earnings.......................   215,527       193,048
                                         ---------     ---------
                                           302,018       275,886
                                         ---------     ---------
                                        $2,229,250    $1,827,425
                                         =========     =========

  See accompanying notes to consolidated financial statements.

               INTERRA FINANCIAL AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
       (Unaudited, in thousands, except per-share amounts)

                            Three Months Ended   Six Months Ended
                                  June 30,           June 30,
                            ------------------  -----------------
                              1997      1996      1997      1996
                            ------------------  -----------------
Revenues:
Commissions............... $63,060   $58,325   $126,687 $113,185
Principal transactions....  34,490    42,449     76,514   88,927
Investment banking and
  underwriting............  23,202    23,876     49,070   50,018
Interest..................  26,475    26,026     55,209   52,956
Asset management..........  10,609     8,476     21,109   16,580
Correspondent clearing....   4,585     4,678      9,647    8,507
Other.....................   6,083     3,746     10,340    8,182
                           -------   -------    -------  -------
Total revenues............ 168,504   167,576    348,576  338,355

Interest expense..........  12,373)  (13,733)   (26,483) (28,478)
                           -------   -------    -------  -------
Net revenues.............. 156,131   153,843    322,093  309,877
                           -------   -------    -------  -------
Expenses Excluding Interest:
Compensation and benefits.  96,449    95,751    197,933  192,863
Communications............  11,328    10,781     22,637   20,865
Occupancy and equipment...  10,276     8,739     20,039   17,328
Travel and promotional....   7,475     6,596     14,052   11,392
Floor brokerage and
 clearing fees............   2,790     2,837      5,717    5,304
Other.....................  10,314     9,185     19,827   18,882
                           -------   -------    -------  -------
Total expenses excluding
 interest................. 138,632   133,889    280,205  266,634
                           -------   -------    -------  -------
Earnings:
Earnings before income
 taxes....................  17,499    19,954     41,888   43,243
Income tax expense........  (6,362)   (6,926)   (14,996) (15,135)
                           -------   -------    -------  -------
Net earnings.............. $11,137   $13,028    $26,892  $28,108
                           =======   =======    =======  =======
Earnings per common and
 common equivalent share:
Primary................... $  0.85   $  1.03    $  2,05  $  2.23
                           =======   =======    =======  =======
Fully diluted............. $  0.85   $  1.03    $  2.04  $  2.21
                           =======   =======    =======  =======

  See accompanying notes to consolidated financial statements.

               INTERRA FINANCIAL AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited,  in thousands)
                                        Six Months Ended June 30,
                                             1997       1996
                                        -------------------------
Cash flows from operating activities:
Net earnings............................    $26,892     $28,108
Adjustments to reconcile earnings to
 cash provided (used) by operating
 activities:
 Depreciation and amortization..........      5,581       4,585
 Deferred income taxes..................     (2,322)       (802)
 Other non-cash items...................      5,190       4,276
 Cash and short-term investments
 segregated for regulatory purposes.....     15,000      74,000
 Net payable to brokers and dealers.....     96,270      50,348
 Securities purchased under agreements
  to resell.............................   (150,236)    (64,570)
 Net trading securities owned and
  trading securities sold, but not yet
  purchased.............................    (57,473)    137,438
 Short-term borrowings and drafts
  payable of securities companies.......    155,506      (5,338)
 Net receivable from/payable to
  customers.............................   (129,456)   (107,133)
 Securities sold under repurchase
  agreements............................     51,596     (69,245)
 Accrued compensation...................    (38,525)    (14,830)
 Other..................................      8,095      (9,701)
                                            -------     -------
Cash provided (used) by operating
 activities.............................    (13,882)     27,136
                                            -------     -------
Cash flows from financing activities:
 Proceeds from:
  Revolving credit agreement, net.......     25,000           -
  Issuance of common stock..............      1,480         947
 Payments for:
  Subordinated and other debt...........     (6,784)     (7,607)
  Dividends on common stock.............     (4,413)     (3,148)
                                            -------     -------
Cash provided (used) by financing
 activities.............................     15,283      (9,808)
                                            -------     -------
Cash flows from investing activities:
 Payments for equipment, leasehold
  improvements and other................     (9,012)     (5,767)
                                            -------     -------
Increase/(decrease) in cash and cash
 equivalents............................     (7,611)     11,561
 Cash and cash equivalents:
 At beginning of period.................     34,387      26,167
                                            -------     -------
 At end of period.......................    $26,776     $37,728
                                            =======     =======

Income tax payments totaled $24,068,000 and $21,228,000 and interest payments totaled $26,238,000 and $26,202,000 during the six months ended June 30, 1997 and 1996, respectively.

During the six months ended June 30, 1997 and 1996, respectively, the Company had non-cash financing activity of $2,173,000 and $1,559,000 associated with the crediting of common stock to deferred compensation plan participants.

  See accompanying notes to consolidated financial statements.

               INTERRA FINANCIAL AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

A. Condensed Consolidated Financial Statements

   The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended June 30, 1997, are not necessarily indicative of results for subsequent periods.

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

  The Company periodically hedges its fixed income trading inventories with financial futures or interest-rate option contracts. The Company may also trade treasury option contracts for its own account. Such option and financial futures contracts expose the Company to off-balance-sheet market risk in the event that the changes in interest rates do not closely correlate with the change in the inventory price. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby minimizing credit risk. Maintaining futures contracts typically requires the Company to deposit cash or securities with an exchange or other financial intermediary as security for its obligations. Additional cash or securities may be required to be deposited thereafter due to fluctuations in the market value of the futures contract. In writing option contracts, the Company receives a premium from the purchaser in exchange for incurring an obligation to purchase or sell securities upon exercise of the option. These obligations may require the Company to purchase securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill its obligations under the contracts. The Company does not enter into foreign currency contracts or, other than as described, other derivative financial instruments with off-balance-sheet risk. Derivative financial instruments held or issued are immaterial to the consolidated financial statements. The Company's exposure to credit risk is represented by the fair value of trading securities owned.

  In the normal course of business the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance-sheet credit and market risks in the event the customer or counterparty is unable to fulfill its contractual obligations. Such risks may be increased by volatile trading markets.

  In the normal course of business Dain Bosworth and Rauscher Pierce Refsnes enter into when-issued underwriting and purchase commitments. Transactions relating to such commitments open at year end and subsequently settled had no material effect on the consolidated financial statements.

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

  A portion of the Company's customer activity involves the sale of securities not yet purchased (short sales) and the writing of option contracts. Such transactions may require the Company to purchase or sell financial instruments at prevailing market prices in order to fulfill the customer's obligations in the event the customer fails to perform.

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

Summary

  Consolidated net earnings declined $1.9 million or 15 percent during the 1997 second quarter compared with the second quarter of 1996 and declined $1.2 million or 4 percent during the 1997 first half compared with the same period of the previous year. Net revenues increased slightly, up 1 percent and 4 percent, respectively, over the second quarter and first half of 1996. Second quarter net revenues declined 6 percent from the record levels of the 1997 first quarter as the Federal Reserve Board's March 1997 increase in short-term interest rates negatively impacted the prices and volumes of securities traded of and issued by corporations with small to medium-sized market capitalizations, the predominant type of corporate securities which Dain Bosworth and Rauscher Pierce Refsnes underwrite, trade and sell. This event negatively impacted the underwriting and trading results of the Company's Equity Capital Markets businesses. During the quarter, however, prices and volumes of listed securities, which typically are issued by larger capitalized corporations, as well as mutual funds, increased over both first quarter 1997 levels and 1996 first half levels and, accordingly, assisted the Company's commission-generating Private Client and Institutional Equity Sales Groups to post improved results in the second quarter and first half of 1997 versus the comparable periods of 1996.

Results of Operations:

                            Three Months Ended   Six Months Ended
                                  June 30,           June 30,
                            ------------------  -----------------
Unaudited, in thousands)      1997      1996      1997      1996
                            ------------------  -----------------
Net Revenues:
Dain Bosworth Incorporated $101,494  $ 98,193  $211,030  $201,505
Rauscher Pierce Refsnes,
 Inc.                        45,799    48,141    93,602    94,310
Corporate, other and
 eliminations                 8,838     7,509    17,461    14,062
                            -------   -------   -------   -------
                           $156,131  $153,843  $322,093  $309,877
                            =======   =======   =======   =======
Earnings (Loss) before
 income taxes:
Dain Bosworth Incorporated  $11,166   $13,250   $27,958   $30,409
Rauscher Pierce Refsnes,
 Inc.                         4,751     6,856     9,972    11,469
Corporate, other and
 eliminations                 1,582      (152)    3,958     1,365
                            -------   -------   -------   -------
                            $17,499   $19,954   $41,888   $43,243
                            =======   =======   =======   =======

  Commission revenues increased $4.7 million or 8 percent from the 1996 second quarter and $13.5 million or 12 percent from the 1996 first half as a result of increased sales of mutual funds, listed securities and insurance and annuity products to individual and institutional investors. The quarterly commission revenue increases were partially offset by decreases in sales of over-the-counter equity securities sold on an agency basis.
Contributing also to the commission revenue increase were increases of approximately 20 percent in the New York Stock
Exchange's average daily trading volumes as well as general increases in securities prices for the quarter and year-to-date periods versus the comparable periods of 1996.

  Revenues from principal transactions declined $8.0 million or 19 percent from the 1996 second quarter due to lower volumes, prices and spreads earned in trading over-the-counter equity securities, which became less popular investments for individuals and institutions beginning with the Federal Reserve Board's increase in short-term interest rates beginning in March 1997. Partially offsetting these second quarter decreases were increases in  tax-exempt  and  taxable  fixed  income  sales  and trading. For the 1997 first half, revenues from principal transactions declined $12.4 million or 14 percent due to similar declines in revenues from over-the-counter equity securities and declines in sales and trading of taxable fixed income securities, which were partially offset by increases in revenues from sales and trading of tax-exempt fixed income securities.

  Investment banking and underwriting revenues declined $0.7 million or 3 percent during the second quarter and $1.0 million or 2 percent for the year-to-date period. For the quarter, the revenue decline was primarily attributable to a reduction in underwriting transactions for corporate clients and declines in syndicate participations of corporate securities offerings. For the year-to-date period, the decline is primarily the result of lower municipal underwriting activity and lower levels of syndicate participations partially offset by the first quarter increase in corporate underwriting transactions.

  Net interest income increased $1.8 million and $4.2 million, respectively, or 17 percent each, for the quarter and year-to-date period. The increases were primarily due to 21-percent and 22-percent increases in average margin loan balances, respectively. The margin loan increases were due principally to the transfer of several large customer accounts from competitors during the 1996 third quarter. The resulting increase in net interest income was partially offset by the effects of 48-percent and 41-percent declines, respectively, in customer credit balances versus the comparable periods of 1996, along with the corresponding decline in short-term investments segregated for regulatory purposes precipitated by the 1996 second half transfer of approximately $340 million of customer credit balances to Company-sponsored money market funds. The transfers occurred as a result of the Company offering new cash management products to certain segments of its customers.

  Asset management revenues increased $2.1 million or 25 percent for the quarter and $4.5 million or 27 percent for the first half due to increases in volumes of assets in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes and, to a lesser degree, increases of approximately 30 percent in assets under management at Interra Advisory.

  In the 1997 second quarter, correspondent clearing revenues approximated those of the prior year quarter and increased $1.1 million or 27 percent in the 1997 first half versus 1996 first half. The year-to-date increase is principally the result of increased correspondent trade volumes resulting from favorable market conditions and growth in the size of such correspondents.

  Compensation and benefits expense increased $.7 million or 1 percent during the 1997 second quarter and $5.1 million or 3 percent during the 1997 first half versus the comparable periods of 1996. The increase for both periods is primarily the result of increased commissions paid to revenue-producing employees generating higher levels of operating revenues plus the effects of 4-percent and 5-percent increases in the average number of employees for the quarter and year-to-date, respectively, and general salary increases. The majority of such increases were offset by reduced levels of incentive compensation expense due to lower levels of profitability.

  Expenses other than compensation and benefits increased $4.0 million or 11 percent and $8.5 million or 12 percent over the 1996 second quarter and first half, respectively, due chiefly to : (1) travel and promotional costs associated with the generation of new business; (2) volume-driven increases in communications market-data and clearing services; (3) increased occupancy and equipment costs associated with office expansions and office operating costs, including real estate taxes, and equipment upgrades; and (4) costs associated with systems upgrades and conversions.

Effect of Recent Accounting Standards

    In June 1996 the Financial Accounting Standards Board (FASB) issued Statement No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Subsequently the FASB issued Statement No. 127 (SFAS 127), which deferred the effective date of certain provisions of SFAS 125 until 1998. The Company intends to adopt the applicable provisions of SFAS 125 when required in 1998 and does not expect the adoption to have a material effect on its consolidated financial statements.

    In February  1997 the  FASB issued  Statement No.  128  (SFAS
128), "Earnings Per Share." The Company intends to adopt SFAS 128 when required in the fourth quarter of 1997 and does not expect the adoption to have a material effect on reported earnings per share amounts.

    In June  1997 the  FASB issued  Statement No. 130 (SFAS 130),
"Reporting Comprehensive  Income."   The Company intends to adopt
SFAS 130 when required in 1998 and does not expect the adoption to have a material effect on its reported income.

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

   On April 30, 1997, the Company's Board of Directors also approved the filing of a universal "shelf registration" statement with the Securities and Exchange Commission. It would permit the Company to sell at its discretion up to $200 million in secured or unsecured debt, or equity securities. Management intends to file the shelf registration statement in the third quarter of 1997. The Company may use the proceeds for acquisition financing, subsidiary financing, or other corporate purposes. The Company has no current plans to issue any "shelf" securities.

  On June 27, 1997, the Company entered into a $50 million committed, unsecured revolving credit facility to replace the $15 million facility that expired on June 30, 1997. The new facility expires on June 25, 1998 and may be extended for up to three additional one-year periods.

  As described in Note J of the Consolidated Financial Statements of the Company's 1996 Annual Report on Form 10-K, Interra Clearing Services, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and New York Stock Exchange, Inc. measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At June 30, 1997, net capital was $77.1 million at Interra Clearing, which was 7.3 percent of aggregate debit balances and $24.5 million in excess of the 5-percent requirement. At June 30, 1997, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $40.1 million and $23.3 million, respectively, in excess of their minimum requirements.

  During the 1997 first quarter, the Company increased its regular quarterly dividend on its common stock to $.18 per share, an increase of $.03 per share over the previous rate of $.15 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

  In August 1996 the Company's Board of Directors approved a 100,000 share extension of its previously completed common stock repurchase plan. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock incentive and other benefit plans, or for other corporate purposes. Through July 31, 1997, no shares had been repurchased pursuant to this extension.

                   PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    The Company and/or its subsidiaries are defendants in various civil actions and arbitrations incidental to their businesses involving alleged violations of federal and state securities laws and other laws. Some of these actions involve claims for substantial damages. A detailed description of certain of such actions is included in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The following description of recent developments relating to pending and threatened legal proceedings should be read in conjunction with such Item 3.

     Midwest Life Insurance Litigation

     Colorado action - On July 3, 1997, a Colorado jury returned a verdict awarding 12 plaintiffs damages of $4.75 million, including $1.3 million in compensatory damages, $1.65 million in emotional distress damages and $1.8 million in punitive damages, for breach of fiduciary duty, negligent performance of an assumed duty to monitor and advise as to the safety of their Midwest Life annuity contracts, negligent misrepresentation, deceit based on fraudulent misrepresentation and fraudulent concealment. In addition, the court entered judgment for prejudgment interest of approximately $1.5 million.

     The 12 plaintiffs in this initial trial were Midwest Life policyholders selected by plaintiffs' counsel to have their cases tried first from the 232 individual plaintiffs in the Colorado action. In Colorado, unlike other states, there was not guaranty association coverage in place at the time Midwest Life became insolvent. As a result of Dain Bosworth's lobbying efforts, such coverage was adopted in 1994 and each of the plaintiffs was reimbursed for his or her losses up to $100,000 plus accrued interest by the Colorado guaranty association. In addition, plaintiffs and the guaranty association between them received approximately $.30 for each $1.00 of loss in liquidation payments from the liquidator of Midwest Life's estate.

     The Company and Dain Bosworth have filed post-trial motions seeking to have the judgment in favor of these plaintiffs set aside and, if necessary, will appeal. The Company believes that the Court erred by, among other things, withholding key evidence from the jury, including evidence concerning Dain Bosworth's efforts to obtain guaranty association coverage for plaintiffs' losses and evidence concerning the reimbursements plaintiffs received for their losses. The Company is seeking to have the judgment set aside and, if necessary, will appeal on this and other grounds.

     Washington  and   Iowa  actions  -    Trials  are  currently
     scheduled to begin in the actions brought by the guaranty associations in Washington and Iowa in early October and early December 1997, respectively.

     New Claim  Filed by  MWL Liquidator  -    In  June  1997  an
     eleventh complaint, captioned John A. Dixon, Jr., as Commissioner of Insurance Ad Hoc, for the State of Louisiana
     v. The Midwest Life Insurance Company/Midwest Life Insurance Company, In Liquidation vs. Interra Financial, Inc., Dain Bosworth Incorporated, and the Central National Life Insurance Company of Omaha, was brought in the Nineteenth Judicial District Court of the State of Louisiana. The case has since been removed to the United States District Court for the Middle District of Louisiana. In this action, the liquidator of the Midwest Life estate alleges RICO violations, breach of fiduciary duty, and conspiracy to breach fiduciary duty and is seeking to recover in excess of $59 million in compensatory damages, treble damages, interest, costs, attorney's fees and other relief. The plaintiff challenges certain coinsurance transactions entered into by Midwest Life and Central National Life Insurance Company beginning in 1980. By Louisiana statute, the compensatory damages sought in this case would in large part be distributed to the insurance guaranty associations and individual policyholders who are plaintiffs or real parties in interest in the ten actions previously described in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     The Company and Dain Bosworth believe that they have substantial and meritorious defenses available in the above action and in all of the actions relating to the Midwest Life insolvency and they are defending themselves vigorously in such actions.

     Orange County Related Claims

     Threatened SEC Proceeding - The Securities and Exchange Commission (the "SEC") has authorized an action against Rauscher Pierce Refsnes and one current and one former employee, for alleged violation of certain antifraud provisions under the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with an additional 12 taxable one-year note offerings for an aggregate of $580 million and one pooled Tax Revenue Anticipation Note offering for $300 million. The offerings were made by certain school districts and cities during 1993 and 1994 and the proceeds were invested in the Orange County Investment Pool. Rauscher Pierce Refsnes acted either as underwriter or financial advisor in connection with each of these transactions. The SEC has indicated that it intends to file this action in the United States District Court for the Central District of California and to seek injunctive and other ancillary relief. Rauscher Pierce Refsnes is engaged in discussions with the SEC in an effort to resolve this matter on satisfactory terms prior to or in lieu of the filing of a federal complaint. If an action is brought, Rauscher Pierce Refsnes believes that it has substantial and meritorious defenses available and intends to defend this threatened action vigorously.

     State of  Arizona Refunding  Transaction --  Threatened  SEC
     Proceeding

     The SEC also has authorized an action against Rauscher Pierce Refsnes and a former employee for alleged violation of certain antifraud provisions under the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisors Act of 1940 in connection with a $130 million refunding issue by the State of Arizona in 1992, on which Rauscher Pierce Refsnes served as financial advisor. Rauscher Pierce Refsnes purchased government securities and sold them to the escrow trustee in the transaction. The SEC has indicated that it intends to file this action in a United States District Court and to seek injunctive and other ancillary relief. Rauscher Pierce Refsnes is engaged in discussions with the SEC in an effort to resolve this matter on satisfactory terms prior to or in lieu of the filing of a federal complaint. If an action is brought, Rauscher Pierce Refsnes believes that it has substantial and meritorious defenses available and intends to defend itself vigorously in this threatened action.

While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel as to certain of the actions pending against the Company and/or its subsidiaries, believes that the resolution of all matters pending against the Company and its subsidiaries will not have a material adverse effect on the consolidated financial condition or results of operations of the Company as set forth in the consolidated financial statements contained herein.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  At the regular Annual Meeting of Stockholders of the Company held on April 30, 1997, the stockholders elected ten directors and ratified the appointment of KPMG Peat Marwick L.L.P. as the registrant's independent auditors.

  Voting results of each of those items were as follows:

  Election of Directors:

                                      For           Withheld
                                   ----------       --------
    J. C. Appel                    10,471,354        227,418
    J. E. Attwell                  10,472,491        226,281
    S. S. Boren                     9,701,754        997,018
    F. G. Fitz-Gerald              10,475,384        223,388
    W. Johnstone                   10,475,329        223,443
    W. F. Mondale                  10,465,732        233,040
    C. A. Rundell, Jr.             10,474,299        224,473
    R. L. Ryan                     10,475,369        223,403
    A. R. Schulze, Jr.             10,473,454        225,318
    I. Weiser                      10,474,401        224,371

                                  For      Against   Abstain
                              ----------   -------   -------
Ratification of Appointment
 of Auditors                  10,553,859   107,099    37,814


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Item No. Item                                    Method of Filing

4.1      Credit Agreement dated June 27, 1997.    Filed herewith.

4.2      Rights Agreement Dated April 30, 1997.   Incorporated by
                                                  reference    to
                                                  the   Company's
                                                  Registration
                                                  Statement    on
                                                  Form 8-A  dated
                                                  May 1, 1997.

11       Computation of Net Earnings Per Share.   Filed herewith.

27       Financial Data Schedule.                 Filed herewith.

(b) Reports on Form 8-K

One report  on Form 8-K was filed during the quarter ended June
30, 1997.

Items Reported:

Item 5 - Other Events (Announcement of Adoption and Description of Shareholder Rights Plan Dated April 30, 1997).

Date of Report - April 30, 1997.

Financial Statements Filed - None.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   INTERRA FINANCIAL INCORPORATED
                                             Registrant

Date:  August 13, 1997             By:  Louis C. Fornetti
                                        ----------------------
                                        Louis C. Fornetti
                                        Executive Vice President
                                        and Chief Financial
                                        Officer
                                        (Principal Financial
                                        Officer)

                                   By:  Daniel J. Reuss
                                        ----------------------
                                        Daniel J. Reuss
                                        Senior Vice President,
                                        Corporate Controller
                                        and Treasurer
                                        (Principal Accounting
                                        Officer)

               INTERRA FINANCIAL AND SUBSIDIARIES
       INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                 FOR QUARTER ENDED JUNE 30, 1997

(a) Exhibits

Item No.  Item                                   Method of Filing
--------  -------------------------------------  ----------------
4.1       Credit Agreement dated June 27, 1997.   Filed herewith.

4.2       Rights Agreement Dated April 30, 1997.  Incorporated by
                                                  reference    to
                                                  the   Company's
                                                  Registration
                                                  Statement    on
                                                  Form 8-A  dated
                                                  May 1, 1997.

11         Computation of Net Earnings Per Share. Filed herewith.

27         Financial Data Schedule.               Filed herewith.

(b) Reports on Form 8-K

One report  on Form 8-K was filed during the quarter ended June
30, 1997.

Items Reported:

Item 5 - Other Events (Announcement of Adoption and Description of Shareholder Rights Plan Dated April 30, 1997).

Date of Report - April 30, 1997.

Financial Statements Filed - None.