Form 10-Q
period 1997-09-30
INTERRA FINANCIAL INC
filed 1997-11-13
CIK 50916

===============================================================================

                        SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                 -------------


                                   FORM 10-Q

           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      OR

           / /   TRANSACTIONS REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 1-8186



                         INTERRA FINANCIAL INCORPORATED

            (Exact name of registrant as specified in its charter)


                DELAWARE                               41-1228350
  (State or other jurisdiction                 (IRS Employer Identification
of incorporation or organization)                        Number)


DAIN BOSWORTH PLAZA, 60 SOUTH SIXTH STREET
         MINNEAPOLIS, MINNESOTA                        55402-4422
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


                               Yes  X        No
                                  ------       ------

    As of October 31, 1997, the Company has 12,364,472 shares of common stock outstanding.

===============================================================================

                          INTERRA FINANCIAL AND SUBSIDIARIES
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                        INDEX

                                                                           PAGE
                                                                           ----


I.  FINANCIAL INFORMATION:

    ITEM 1.   Financial Statements
              Consolidated Balance Sheets. . . . . . . . . . . . . . . . .   1
              Consolidated Statements of Operations. . . . . . . . . . . .   2
              Consolidated Statements of Cash Flows. . . . . . . . . . . .   3
              Notes to Consolidated Financial Statements . . . . . . . . .   4
    ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations. . . . . . . . . . . . .   6



II. OTHER INFORMATION:

    ITEM 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  11

    ITEM 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  12
              Signatures . . . . . . . . . . . . . . . . . . . . . . . . .  13
              Index of Exhibits. . . . . . . . . . . . . . . . . . . . . .  14
              Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                            PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                          INTERRA FINANCIAL AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                                 1997           1996
                                                                            -------------   ------------
                                                                             (UNAUDITED)
Assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .     $   36,605     $   34,387
   Cash and short-term investments segregated for regulatory purposes. . .         75,000         15,000
   Receivable from customers . . . . . . . . . . . . . . . . . . . . . . .      1,076,264      1,035,847
   Receivable from brokers and dealers . . . . . . . . . . . . . . . . . .        277,506        202,040
   Securities purchased under agreements to resell . . . . . . . . . . . .        336,640         81,631
   Trading securities owned, at market . . . . . . . . . . . . . . . . . .        525,750        288,824
   Equipment, leasehold improvements and buildings, at cost, net . . . . .         39,245         32,946
   Other receivables . . . . . . . . . . . . . . . . . . . . . . . . . . .         74,865         75,685
   Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         42,026         39,704
   Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         19,992         21,361
                                                                            -------------   ------------

                                                                               $2,503,893     $1,827,425
                                                                            -------------   ------------
                                                                            -------------   ------------

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . .     $   95,000     $   25,000
   Drafts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,998         69,989
   Payable to customers. . . . . . . . . . . . . . . . . . . . . . . . . .        956,144        869,641
   Payable to brokers and dealers. . . . . . . . . . . . . . . . . . . . .        373,210        229,852
   Securities sold under repurchase agreements . . . . . . . . . . . . . .        162,046         57,967
   Trading securities sold, but not yet purchased, at market . . . . . . .        316,636         58,805
   Accrued compensation. . . . . . . . . . . . . . . . . . . . . . . . . .        101,797        119,244
   Other accrued expenses and accounts payable . . . . . . . . . . . . . .        111,200         93,751
   Subordinated and other debt . . . . . . . . . . . . . . . . . . . . . .         18,671         27,290
                                                                            -------------   ------------

                                                                                2,196,702      1,551,539
                                                                            -------------   ------------
Shareholders' equity:
   Common stock. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,537          1,522
   Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .         85,284         81,316
   Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .        220,370        193,048
                                                                            -------------   ------------

                                                                                  307,191        275,886
                                                                            -------------   ------------

                                                                               $2,503,893     $1,827,425
                                                                            -------------   ------------
                                                                            -------------   ------------

            See accompanying notes to consolidated financial statements.

                          INTERRA FINANCIAL AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                       ------------------------     -------------------------
                                                          1997           1996           1997           1996
                                                       ---------      ---------     ----------     ----------
Revenues:

   Commissions . . . . . . . . . . . . . . . . . . .   $  74,237      $  50,808     $  200,924     $  163,993
   Principal transactions. . . . . . . . . . . . . .      39,430         40,353        115,944        129,280
   Investment banking and underwriting . . . . . . .      25,016         30,226         74,086         80,244
   Interest. . . . . . . . . . . . . . . . . . . . .      33,315         27,514         88,524         80,470
   Asset management. . . . . . . . . . . . . . . . .      12,154          9,269         33,263         25,849
   Correspondent clearing. . . . . . . . . . . . . .       5,668          3,447         15,315         11,954
   Other . . . . . . . . . . . . . . . . . . . . . .       6,785          3,888         17,125         12,070
                                                       ---------      ---------     ----------     ----------
   Total revenues. . . . . . . . . . . . . . . . . .     196,605        165,505        545,181        503,860

Interest expense . . . . . . . . . . . . . . . . . .     (15,237)       (14,470)       (41,720)       (42,948)
                                                       ---------      ---------     ----------     ----------
Net revenues . . . . . . . . . . . . . . . . . . . .     181,368        151,035        503,461        460,912
                                                       ---------      ---------     ----------     ----------

Expenses Excluding Interest:
   Compensation and benefits . . . . . . . . . . . .     110,233         94,051        308,166        286,914
   Communications. . . . . . . . . . . . . . . . . .      12,130         10,440         34,767         31,305
   Occupancy and equipment . . . . . . . . . . . . .      10,507          8,947         30,546         26,275
   Travel and promotional. . . . . . . . . . . . . .       7,085          5,913         21,137         17,305
   Floor brokerage and clearing fees . . . . . . . .       3,258          2,870          8,975          8,174
   Other . . . . . . . . . . . . . . . . . . . . . .      12,164          8,830         31,991         27,712
   Restructuring charge. . . . . . . . . . . . . . .      15,000              -         15,000              -
                                                       ---------      ---------     ----------     ----------
Total expenses excluding interest. . . . . . . . . .     170,377        131,051        450,582        397,685
                                                       ---------      ---------     ----------     ----------
Earnings:

   Earnings before income taxes. . . . . . . . . . .      10,991         19,984         52,879         63,227
   Income tax expense. . . . . . . . . . . . . . . .      (3,935)        (6,994)       (18,931)       (22,129)
                                                       ---------      ---------     ----------     ----------

Net earnings . . . . . . . . . . . . . . . . . . . .    $  7,056      $  12,990      $  33,948      $  41,098
                                                       ---------      ---------     ----------     ----------
                                                       ---------      ---------     ----------     ----------
Earnings per common and common equivalent share:
   Primary . . . . . . . . . . . . . . . . . . . . .    $    .53      $    1.02      $    2.58      $    3.24
                                                       ---------      ---------     ----------     ----------
                                                       ---------      ---------     ----------     ----------
   Fully diluted . . . . . . . . . . . . . . . . . .    $    .53      $    1.01      $    2.54      $    3.19
                                                       ---------      ---------     ----------     ----------
                                                       ---------      ---------     ----------     ----------

             See accompanying notes to consolidated financial statements.

                          INTERRA FINANCIAL AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED,  IN THOUSANDS)


                                                                    NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 ------------------------
                                                                    1997           1996
                                                                 ---------      ---------
Cash flows from operating activities:
   Net earnings. . . . . . . . . . . . . . . . . . . . . . . .   $  33,948      $  41,098
   Adjustments to reconcile earnings to cash provided
      (used) by operating activities:
         Depreciation and amortization . . . . . . . . . . . .       5,843          7,046
         Deferred income taxes . . . . . . . . . . . . . . . .      (2,322)        (1,229)
         Non-cash restructuring charge, net of tax . . . . . .       9,630              -
         Other non-cash items. . . . . . . . . . . . . . . . .       9,031          6,507
         Cash and short-term investments segregated
            for regulatory purposes. . . . . . . . . . . . . .     (60,000)       350,991
         Net payable to brokers and dealers. . . . . . . . . .      67,892        101,643
         Securities purchased under agreements to resell . . .    (255,009)      (128,264)
         Net trading securities owned and trading
            securities sold, but not yet purchased . . . . . .      20,905         80,987
         Short-term borrowings and drafts payable
            of securities companies. . . . . . . . . . . . . .      12,009        115,136
         Net receivable from customers . . . . . . . . . . . .      46,086       (540,128)
         Securities sold under repurchase agreements . . . . .     104,079        (16,429)
         Accrued compensation. . . . . . . . . . . . . . . . .     (17,447)         3,040
         Other . . . . . . . . . . . . . . . . . . . . . . . .       3,230         11,200
                                                                 ---------      ---------
Cash provided (used) by operating activities . . . . . . . . .     (22,125)        31,598
                                                                 ---------      ---------
Cash flows from financing activities:
   Proceeds from:
      Revolving credit agreement, net. . . . . . . . . . . . .      50,000              -
      Issuance of common stock . . . . . . . . . . . . . . . .       1,811          1,243
   Payments for:
      Subordinated and other debt. . . . . . . . . . . . . . .      (9,925)       (10,934)
      Dividends on common stock. . . . . . . . . . . . . . . .      (6,627)        (4,968)
      Purchase of common stock . . . . . . . . . . . . . . . .           -         (1,341)
                                                                 ---------      ---------
Cash provided (used) by financing activities . . . . . . . . .      35,259        (16,000)
                                                                 ---------      ---------
Cash flows from investing activities:
   Proceeds from investment dividends and sales. . . . . . . .       1,768            126
   Payments for equipment, leasehold improvements and other. .     (12,684)       (12,333)
                                                                 ---------      ---------
Cash (used) by investing activities. . . . . . . . . . . . . .     (10,916)       (12,207)
                                                                 ---------      ---------
Increase/(decrease) in cash and cash equivalents . . . . . . .       2,218          3,391
   Cash and cash equivalents:
      At beginning of period . . . . . . . . . . . . . . . . .      34,387         26,167
                                                                 ---------      ---------
      At end of period . . . . . . . . . . . . . . . . . . . .   $  36,605      $  29,558
                                                                 ---------      ---------
                                                                 ---------      ---------

Income tax payments totaled $25,852,000 and $25,332,000 and interest payments totaled $37,937,000 and $38,503,000 during the nine months ended September 30, 1997 and 1996, respectively.

During the nine months ended September 30, 1997 and 1996, respectively, the Company had non-cash financing activity of $2,173,000 and $1,681,000 associated with the crediting of common stock to deferred compensation plan participants.

             See accompanying notes to consolidated financial statements.

                          INTERRA FINANCIAL AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


A.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments, except for the restructuring charge discussed in Note B below, are of a normal recurring nature. The results of operations for the three-month period ended September 30, 1997, are not necessarily indicative of results for subsequent periods.

    Certain prior year amounts in the financial statements have been reclassified to conform to the 1997 presentation.

B.  RESTRUCTURING RESERVE

    In conjunction with the adoption of a formal restructuring plan whereby the Company intends to combine Dain Bosworth, Rauscher Pierce Refsnes and its operations subsidiary into a single broker-dealer during the first quarter of 1998, the Company recorded a one-time, after-tax charge of $9.6 million ($15.0 million before taxes), or 72 cents per share, against third-quarter 1997 earnings to cover severance and other restructuring costs. Substantially all of the $15.0 million of the restructuring costs will result in cash outflows, primarily during the fourth quarter of 1997 and first quarter of 1998. The composition of the $15.0 million charge was as follows: $8.6 million for severance and short-term retention payments to terminated employees; $2.5 million for space consolidation expenditures, and the remaining $3.9 million for other expenditures including costs of changing the Company's name, relocation, outplacement services and professional fees related to the restructuring.

C.  TRADING ACTIVITIES AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

    In the normal course of business Dain Bosworth and Rauscher Pierce Refsnes enter into when-issued underwriting and purchase commitments. Transactions relating to such commitments open at September 30, 1997 and subsequently settled had no material effect on the consolidated financial statements.

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

SUMMARY

    Consolidated net earnings declined $5.9 million or 46 percent during the 1997 third quarter and $7.2 million or 17 percent for the first nine months of 1997 versus the comparable periods of the previous year. Net earnings for the 1997 periods included the effects of a one-time, after-tax charge of $9.6 million related to the Company's announcement that it intends to restructure by combining its broker-dealers into a single subsidiary and also change its name (see "Restructuring Announcement" below). Excluding the effects of the restructuring charge, third quarter 1997 earnings were a record for the Company. Net revenues increased 20 percent for the quarter and 9 percent year-to-date over 1996 levels, driven primarily by higher levels of commission and net interest revenues stemming from individual investor activity within the Company's Private Client Groups, as well as institutional investor activity within the Company's Institutional Equity Sales Groups.
The Federal Reserve Board's March 1997 increase in short-term interest rates negatively impacted the 1997 second and, to a lesser degree, third quarter prices and volumes of securities traded of and issued by corporations with small to medium-sized market capitalizations, the predominant type of corporate securities which Dain Bosworth and Rauscher Pierce Refsnes underwrite, trade and sell. This event negatively impacted the underwriting and trading results of the Company's Equity Capital Markets businesses. During the same period, however, prices and volumes of listed securities, which typically are issued by larger capitalized corporations, as well as mutual funds, continued to increase from both 1997 first quarter levels and comparable period levels and, accordingly, assisted the Company's commission-generating Private Client and Institutional Equity Sales Groups to post improved results in the third quarter and first nine months of 1997 versus the comparable periods of 1996.

RESTRUCTURING ANNOUNCEMENT

    On October 14, 1997, the Company announced that it will combine Dain Bosworth, Rauscher Pierce Refsnes and its operations subsidiary into a new firm, Dain Rauscher Incorporated, during the first quarter of 1998. Pending regulatory approval, the Company will change its name to Dain Rauscher Corporation on January 2, 1998, and the Company's trading symbol on the New York Stock Exchange will change to "DRC" on that date.

    Upon completion of the combination, Dain Rauscher Incorporated is expected to be the largest regional brokerage firm in the western half of the United States with more than 1,200 private client and institutional investment executives in 26 predominantly western states and annualized 1997 net revenues of almost $700 million.

    The restructuring represents a strategic change made necessary by the dramatic changes in the competitive environment in which the Company operates which were triggered in February by Federal Reserve Board rulings that effectively permitted bank holding companies to acquire investment banks. Such bank acquisitions and mergers have driven up the price of securities firms in recent months such that acquisitions of major additional firms as contemplated by the Company under its previous strategy no longer appear to be cost-effective. The restructuring, management believes, will allow the Company to combine its two regional firms into a single, more powerful brand and will enable it to simplify its structure and become more responsive to competitive changes.

    It is expected that through Dain Rauscher Incorporated, the Company will focus on individual investors, predominantly in the western half of the United States, and capital markets and correspondent services clients in select markets throughout the country. The Company may continue to acquire smaller securities firms in or near its current markets and to expand its correspondent services business, and expects to continue to explore new business opportunities in other securities-related businesses.

    The Company, which employs 3,600 people, expects to eliminate approximately 100 management, business-line and staff positions over the next several months in connection with the restructuring. The Company does not expect that such job eliminations will materially affect future revenues. Overall, the reorganization is expected to reduce non-interest expense levels by approximately $10 million annually, and improve pre-tax operating margins by approximately 1.5 percentage points beginning in 1998.

    The Company recorded a one-time, after-tax charge of $9.6 million ($15.0 million before taxes), or 72 cents per share, against third-quarter 1997 earnings to cover severance and other restructuring costs. Substantially all of the $15.0 million of the restructuring costs will result in cash outflows, primarily during the fourth quarter of 1997 and first quarter of 1998. The composition of the $15.0 million charge was as follows: $8.6 million for severance and short-term retention payments to terminated employees; $2.5 million for space consolidation expenditures, and the remaining $3.9 million for other expenditures including costs of changing the Company's name, relocation, outplacement services and professional fees related to the restructuring.

RESULTS OF OPERATIONS:


                                            THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------   -------------------------------
(Unaudited, in thousands)                          1997           1996                1997           1996
                                            --------------------------------   -------------------------------
Net Revenues:
    Dain Bosworth Incorporated                   $117,922       $ 99,705            $328,952       $301,210
    Rauscher Pierce Refsnes, Inc.                  53,526         44,419             147,128        138,729
    Corporate, other and eliminations               9,920          6,911              27,381         20,973
                                                 --------       --------            --------       --------
                                                 $181,368       $151,035            $503,461       $460,912
                                                 --------       --------            --------       --------
                                                 --------       --------            --------       --------

Earnings (Loss) before income taxes:
    Dain Bosworth Incorporated                   $ 17,761       $ 15,242            $ 45,719        $45,651
    Rauscher Pierce Refsnes, Inc.                   7,511          4,967              17,483         16,436
    Corporate, other and eliminations             (14,281)          (225)            (10,323)         1,140
                                                 --------       --------            --------       --------
                                                 $ 10,991       $ 19,984            $ 52,879       $ 63,227
                                                 --------       --------            --------       --------
                                                 --------       --------            --------       --------

    Commission revenues increased $23.4 million or 46 percent from the 1996 third quarter and $36.9 million or 23 percent from the first nine months of 1996. The increase for the quarterly period resulted principally from increased sales of listed securities, mutual funds and over-the-counter equity securities sold on an agency basis to individual and institutional investors. The year-to-date increases relate primarily to increased sales of listed securities, mutual funds and insurance and annuity products to individual and institutional investors. Contributing also to the commission revenue increases were increases of 31 and 24 percent in the New York Stock Exchange's average daily trading volumes as well as general increases in securities prices for the quarter and year-to-date periods, respectively, versus the comparable periods of 1996.

    Revenues from principal transactions declined $.9 million or 2 percent and $13.3 million or 10 percent from the 1996 third quarter and year-to-date periods, respectively. The revenue decline for the quarter resulted from decreased sales and trading results in tax-exempt fixed income and over-the-counter equity securities that were partially offset with improved sales and trading results in taxable fixed income securities. For the nine-month period, the largest component of the revenue decrease was lower sales and trading results in over-the-counter equity securities, which became less popular investments for individual and institutional investors beginning with the Federal Reserve Board's increase in short-term interest rates in March 1997. This action led to lower volumes, prices and spreads earned trading such securities, particularly during the second quarter of 1997. Trading revenues from such securities, however, rebounded somewhat during the 1997 third quarter. Also contributing to the year-to-date decline in principal transaction revenues were reduced revenues from taxable fixed income sales and trading during the 1997 first half.

    Investment banking and underwriting revenues declined $5.2 million or 17 percent during the third quarter primarily attributable to a reduction in corporate underwriting and mergers and acquisitions transactions and declines in syndicate participations of corporate securities offerings. These declines were partially offset by an increase in municipal underwriting activity. For the year-to-date period, investment banking revenues declined $6.2 million or 8 percent due principally to lower levels of syndicate participations as well as lower levels of corporate mergers and acquisitions and municipal underwriting activity. The year-to-date decline was partially offset by an increase in corporate underwriting transactions during the first quarter.

    Net interest income increased $5.0 million or 39 percent and $9.3 million or 25 percent for the quarter and year-to-date period, respectively. The increases were primarily due to 7-percent and 17-percent increases in average margin loan balances, respectively. The margin loan increases were due principally to continued favorable market conditions coupled with comparatively low interest rates for individual investors/borrowers. Net interest income also increased somewhat in the 1997 third quarter due to an increase in margin interest rates charged to certain customers. The resulting increases in net interest income were partially offset by the effects of 1-percent and 31-percent declines, respectively, in customer credit balances versus the comparable periods of 1996, along with the corresponding decline in short-term investments segregated for regulatory purposes precipitated by the 1996 second half transfer of approximately $340 million of customer credit balances to Company-sponsored money market funds. The transfers occurred as a result of the Company offering new cash management products to certain segments of its customers.

    Asset management revenues increased $2.9 million or 31 percent for the quarter and $7.4 million or 29 percent for the year-to-date period due to primarily to increased asset levels in fee-based, managed account programs at Dain Bosworth and Rauscher Pierce Refsnes and, to a lesser degree, increases of approximately 29 percent in assets under management at Interra Advisory.

    Correspondent clearing revenues rose $2.2 million or 64 percent for the quarter and $3.4 million or 28 percent year-to-date. The increases are principally the result of increased correspondent trade volumes resulting from favorable market conditions, growth in the size of such correspondents and a slight increase in the number of correspondents.

    Compensation and benefits expense increased $16.2 million or 17 percent during the third quarter and $21.3 million or 7 percent year-to-date versus the comparable periods of 1996. The increase for both periods is primarily the result of: (1) increased commissions paid to revenue-producing employees generating higher levels of operating revenues; (2) the effects of 4-percent and 5-percent increases in the average number of employees for the quarter and year-to-date, respectively; (3) increased levels of incentive compensation expense at Dain Bosworth and Rauscher Pierce Refsnes due to higher levels of profitability; and (4) general salary increases.

    Expenses other than compensation and benefits and the restructuring charge increased $8.1 million or 22 percent and $16.6 million or 15 percent over the 1997 third quarter and first nine months, respectively, due chiefly to : (1) travel and promotional costs associated with the generation of new business; (2) volume-driven increases in communications market-data and clearing services; (3) increased occupancy and equipment costs associated with office expansions and office operating costs, including real estate taxes, and equipment upgrades; (4) costs associated with information systems upgrades; and (5) bad debt expenses.

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

    On April 30, 1997, the Company's Board of Directors also approved the filing of a universal "shelf registration" statement with the Securities and Exchange Commission. It would have permitted the Company to sell at its discretion up to $200 million in secured or unsecured debt, or equity securities. The Company no longer plans to file the registration statement or issue securities pursuant to the "shelf" registration statement.

    On June 27, 1997, the Company entered into a $50 million committed, unsecured revolving credit facility to replace the $15 million facility that expired on June 30, 1997. The new facility expires on June 25, 1998 and may be extended for up to three additional one-year periods.

    As described in Note J of the Consolidated Financial Statements of the Company's 1996 Annual Report on Form 10-K, Interra Clearing Services, Dain Bosworth and Rauscher Pierce Refsnes must comply with certain regulations of the Securities and Exchange Commission and New York Stock Exchange, Inc. measuring capitalization and liquidity. All three broker-dealers continue to operate above minimum net capital standards. At September 30, 1997, net capital was $75.3 million at Interra Clearing, which was 6.7 percent of aggregate debit balances and $18.8 million in excess of the 5-percent requirement. At September 30, 1997, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $40.7 million and $25.8 million, respectively, in excess of their minimum requirements.

    During the 1997 first quarter, the Company increased its regular quarterly dividend on its common stock to $.18 per share from the previous rate of $.15 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

    In August 1996 the Company's Board of Directors approved a 100,000 share extension of its previously completed common stock repurchase plan.
Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be used for the Company's employee stock incentive and other benefit plans, or for other corporate purposes. Through October 31, 1997, no shares had been repurchased pursuant to this extension.

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "ACT")

    The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including statements regarding the Company's expectations, beliefs, intentions and strategies regarding the future. All such forward-looking statements involve inherent risks and uncertainties, including, without limitation, those discussed below. All such forward-looking statements and the description of the risks and uncertainties inherent in such forward-looking statements are made based on information available to the Company as of the date hereof. The Company assumes no obligation to update any such forward-looking statements or the description of any risks and uncertainties inherent therein. The Company's actual results may differ materially from those anticipated in the forward-looking statements contained herein. Factors that might cause such a difference include, but are not limited to, the risks and uncertainties that follow: (1) expected cost savings from the restructuring cannot be fully realized or realized within the expected time frame; (2) revenues following the restructuring are lower than expected; (3) competitive pressures among financial institutions increase significantly; (4) costs or difficulties related to the operation of the businesses or execution of the restructuring are greater than expected;
(5) general economic conditions, either nationally or in the states in which the combined company will be doing business, are less favorable than expected; and (6) legislation or regulatory changes adversely affect the businesses in which the combined company is engaged.

                              PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company and/or its subsidiaries are defendants in various civil actions and arbitrations incidental to their businesses involving alleged violations of federal and state securities laws and other laws. Some of these actions involve claims for substantial damages. A detailed description of certain of such actions is included in Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997. The following description of recent developments relating to pending and threatened legal proceedings should be read in conjunction with such prior reports.

         MIDWEST LIFE INSURANCE LITIGATION

         Post-trial motions filed by the Company and Dain Bosworth in connection with the July Colorado jury verdict awarding $4.75 million to twelve plaintiffs were denied. The Company and Dain Bosworth have appealed. The Company believes that the trial court erred by, among other things, withholding key evidence from the jury, including evidence concerning Dain Bosworth's efforts to obtain guaranty association coverage for plaintiffs' losses and evidence concerning the reimbursements plaintiffs received for their losses.

         WASHINGTON AND IOWA ACTIONS - Trial currently is proceeding in the action brought by the guaranty association in Washington. Trial in Iowa is scheduled to begin in early December.

         The Company and Dain Bosworth believe that they have substantial and meritorious defenses available in the above actions and in all of the actions relating to the Midwest Life insolvency and they are defending themselves vigorously in such actions.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    ITEM NO.            ITEM                          METHOD OF FILING
    --------            ----                          ----------------

    11   Computation of Net Earnings Per Share.       Filed herewith.

    27   Financial Data Schedule.                     Filed herewith.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          INTERRA FINANCIAL INCORPORATED
                                                     Registrant



Date:  November 13, 1997          By               Daniel J. Reuss
       -----------------            ------------------------------------------
                                                 Daniel J. Reuss
                                    Senior Vice President, Corporate Controller
                                                 and Treasurer
                                            (Principal Accounting Officer)

                       INTERRA FINANCIAL AND SUBSIDIARIES
                INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1997

(a) Exhibits

    ITEM NO.                 ITEM                          METHOD OF FILING
    --------                 ----                          ----------------

    11        Computation of Net Earnings Per Share.       Filed herewith.

    27        Financial Data Schedule.                     Filed herewith.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended September 30, 1997.