Form 10-K405
period 1997-12-31
DAIN RAUSCHER CORP
filed 1998-03-18
CIK 50916

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1997
                                or
         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                   Commission file number 1-8186

                     Dain Rauscher Corporation
      (Exact name of registrant as specified in its charter)

              DELAWARE                       41-1228350
   (State or other jurisdiction of          (IRS Employer
    incorporation of organization)       Identification Number)

  Dain Rauscher Plaza, 60 South Sixth Street,
           Minneapolis, Minnesota                55402-4422
 (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (612) 371-7750
   Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange
   Title of each class                    on which registered
   -------------------                    -------------------
 Common Stock, par value $.125                New York Stock
         per share                            Exchange, Inc.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

                    Yes       X             No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

As of March 3, 1998, 12,332,322 shares of common stock were outstanding, and the aggregate market value of the common shares
(based upon the closing price at March 3, 1998, on the New
York Stock Exchange) of Dain Rauscher Corporation, held by non-affiliates was approximately $500,359,174.

               Documents Incorporated by Reference

       Portions of the Proxy Statement of Registrant to be
          filed within 120 days of December 31, 1997 are
            incorporated in Part III of this report.

PART I

ITEM 1. BUSINESS:

  (a)  General Development of Business.

Dain Rauscher Corporation (the "Company"), a Minneapolis, Minnesota based holding company formed in 1973, provides investment advice and services to individual investors in the western United States and investment banking services to corporate and governmental clients nationwide through its principal subsidiary, Dain Rauscher Incorporated ("Dain Rauscher"). Dain Rauscher also clears and settles securities trades on a fully disclosed basis for 173 correspondent brokerage firms through the Company's RPR Correspondent Clearing unit ("RPR Clearing"), which is based in St. Louis, Missouri. Another subsidiary, Insight Investment Management, Inc. ("Insight Management"), serves as the investment advisor to the Great Hall Investment Funds (four open-end money market mutual funds) and provides fixed income portfolio management services to a variety of private accounts. Dain Rauscher Lending Services Inc. was formed in 1997 to make certain types of loans to customers that are collateralized by customers' control and restricted securities. At December 31, 1997, the Company had approximately 3,600 employees located in 26 states. The Company is a Delaware corporation with its executive offices located at Dain Rauscher Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402-4422. Its telephone number is (612) 371-7750.

Effective January 2, 1998, the Company's name was changed to Dain Rauscher Corporation from Interra Financial Incorporated and two of the Company's broker-dealer subsidiaries, Dain Bosworth Incorporated ("Dain Bosworth") and Rauscher Pierce Refsnes, Inc. ("Rauscher Pierce Refsnes") were merged and renamed Dain Rauscher Incorporated. The Company's third broker-dealer, Interra Clearing Services Inc. ("Clearing"), was also merged with Dain Rauscher on March 2, 1998. Between the time of its formation in 1973 and February 1997, the Company was known as Inter-Regional Financial Group, Inc.

On February 9, 1998, the Company announced that it had entered into an agreement to acquire Wessels, Arnold & Henderson, LLC, a privately held investment banking and institutional equity sales and trading firm based in Minneapolis. The transaction will be accounted for as a purchase and is expected to be completed on March 31, 1998, pending regulatory approval. The transaction is expected to significantly increase Dain Rauscher's equity capital markets capabilities (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

  (b)  Financial Information About Industry Segments

  The Company, as of January 1, 1998, operates in a single segment, the securities broker-dealer and investment banking business.

The following table lists the Company's revenues by source for the last three years. Because these classes of services use the same distribution personnel, facilities and support services, it is impractical to identify the cost, expenses and profitability of each class of service.

                    Dain Rauscher Corporation
                       Revenues by Source
                     (Dollars in thousands)

                                            Year Ended December 31,
                         -----------------------------------------------------------
                                1997               1996              1995
                         ------------------- ------------------- -------------------
                          Amount Percentage   Amount Percentage   Amount Percentage
                         ------- ----------- ------- ----------- ------- -----------
Commissions:
 Listed securities       $113,426   15.1%   $ 87,862    12.9%    $ 79,634  13.1%
 Mutual funds              81,160   10.8      62,679     9.2       45,198   7.4
 Over-the-counter
  securities               47,958    6.4      46,845     6.8       29,507   4.9
 Insurance and annuity
  products                 20,782    2.8      15,399     2.2       12,703   2.1
 Options                    8,383    1.1       7,065     1.0        5,845   1.0
 Commodities and other      3,138    0.4       3,234     0.5        3,100   0.5
                          -------   ----     -------    ----      -------  ----
  Total                   274,847   36.6     223,084    32.6      175,987  29.0
                          -------   ----     -------    ----      -------  ----
Principal Transactions:
 Equity securities         75,699   10.1      89,251    13.1       87,381  14.4
 Municipal securities      32,100    4.3      29,451     4.3       33,245   5.5
 Government securities     19,289    2.6      20,826     3.0       27,021   4.4
 Corporate fixed income
  securities               15,483    2.1      20,371     3.0       20,025   3.3
 Mortgage-backed and other  9,579    1.2       9,141     1.3       11,508   1.9
                          -------   ----     -------    ----      -------  ----
  Total                   152,150   20.3     169,040    24.7      179,180  29.5
                          -------   ----     -------    ----      -------  ----

Investment Banking and
 Underwriting:
 Corporate                 69,532    9.3      67,749     9.9       44,432   7.3
 Municipal                 40,377    5.4      41,211     6.0       42,262   7.0
 Other                      1,371    0.1       2,431     0.4        3,069   0.5
                          -------   ----     -------    ----       ------  ----
  Total                   111,280   14.8     111,391    16.3       89,763  14.8
                          -------   ----     -------    ----       ------  ----
Interest:
 Customer margin accounts  78,945   10.5      66,770     9.8       55,603   9.2
 Trading inventories and
  other                    28,705    3.8      28,250     4.1       30,596   5.0
 Deposits and short-term
  investments              14,842    2.0      15,531     2.3       23,194   3.8
                          -------   ----     -------    ----      -------  ----
  Total                   122,492   16.3     110,551    16.2      109,393  18.0
                          -------   ----     -------    ----      -------  ----
Asset Management:
 Individual and
 institutional accounts    28,763    3.8      21,697     3.2       16,521   2.7
 Money market funds        17,466    2.4      13,821     2.0        9,972   1.7
 Other mutual funds            75    0.0         372     0.1          595   0.1
  Total                    46,304    6.2      35,890     5.3       27,088   4.5
                          -------   ----     -------    ----      -------  ----
Correspondent Clearing     19,827    2.6      15,806     2.3       12,484   2.1

Other                      23,775    3.2      17,554     2.6       12,852   2.1
                          -------  -----     -------   -----      ------- -----
  Total revenues         $750,675  100.0%   $683,316   100.0%    $606,747 100.0%
                          =======  =====     =======   =====      ======= =====

(c)  Narrative Description of Business

Securities Business

  General. The securities broker-dealer and investment banking activities of the Company are conducted through Dain Rauscher Incorporated. Dain Rauscher deals in securities of and is a market-maker for entities based throughout the United States. In general research and investment banking activities are concentrated on entities based in the regions in which the Company does business, though equity research and investment banking activities, in the last two years, have been increasingly industry, rather than geographically, focused. At December 31, 1997, Dain Bosworth had 835 retail sales representatives and 87 institutional sales representatives in 68 offices located in 19 states and Rauscher Pierce Refsnes had 317 retail sales representatives and 31 institutional sales representatives in 28 offices located in 10 states. The firm is a member firm of the New York Stock Exchange, Inc. ("NYSE") and is registered in the NASDAQ system as a market maker. At December 31, 1997, Dain Bosworth was registered as a market maker for 290 companies and Rauscher Pierce Refsnes was registered as a market maker for 236 companies.

  Dain Rauscher's operating results are sensitive to many factors outside the control of the Company, including the general volatility of securities prices and interest rates, trading volume of securities, income and capital gains tax legislation and demand for investment banking services. Economic conditions in the regions in which Dain Rauscher operates also affect operating results.

  Commissions. As a securities broker, Dain Rauscher acts as an agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter ("OTC") market. Dain Rauscher charges a brokerage commission when acting as an agent for the purchaser or seller of a security. If the security is listed on an exchange, the transaction is generally effected through Dain Rauscher's own floor broker. If the security is traded in the OTC market, transactions are generally effected with a market maker in the security. In addition, Dain Rauscher also earns commissions from transactions involving many other financial products including mutual funds. Dain Rauscher's commissions are derived primarily from individual investors. However, commission revenues from institutional investors have increased in recent years and the Company is investing resources to more fully develop its institutional business, including the pending March 31, 1998, acquisition of Wessels, Arnold & Henderson, LLC.

  Principal Transactions. Dain Rauscher is a dealer in corporate, tax-exempt and governmental fixed income securities and equity securities and recognizes profits or losses on transactions in, or fluctuations in the value of, such securities held in inventory. While most of the Company's principal transactions are executed to facilitate retail and institutional customer trades, Dain Rauscher also maintains certain inventory positions for its own account. These positions typically include
U. S. government or U. S. government agency securities and are usually hedged with a combination of short sales of similar securities, financial futures or option contracts in order to mitigate market and interest rate risk.

  These inventories require the commitment of substantial capital and expose the Company to the risk of a loss if market prices of the securities held in inventory decrease. General market conditions, interest rates and the financial prospects for issuers of such securities may affect the market prices of securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are reviewed periodically.

  Investment Banking and Underwriting Activities. Dain Rauscher earns investment banking revenues by assisting clients in planning to meet their financial needs and advising them on the most advantageous means of raising capital. Such plans are sometimes implemented by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. The syndicate department coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises Dain Rauscher's selling allotments to its branch office system, to institutional clients and to other broker-dealers. The Company is also among the leaders in its geographic regions in the origination, syndication and distribution of securities of municipalities, state and local agencies, health care organizations and financial institutions. Participation in underwritings can expose the Company to material risk, since the possibility exists that securities it has committed to purchase cannot be sold at the initial offering price. Federal and state securities laws and regulations also affect the activities of underwriters and impose substantial potential liabilities for violations in connection with sales of securities by underwriters to the public. In addition to public offerings and private placements, Dain Rauscher provides other consulting services, including providing valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

Customer Financing. A significant portion of Dain Rauscher's' profitability is derived from net interest income, the major portion of which relates to customer balances. Customer transactions are effected on either a cash or margin basis. Purchases on a cash basis require full payment by the designated settlement date, generally the third business day following the transaction date. Dain Rauscher carries all customer balances including those of the introducing correspondent firms serviced by RPR Clearing and allocates interest income and expense related to customers, as well as uncollectible amounts due from customers, back to Dain Rauscher and to such introducing correspondent firms. Dain Rauscher is at risk in the event a customer fails to settle a trade and the value of the securities declines subsequent to the transaction date. When a purchase is made on a margin basis, Dain Rauscher extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board, the NYSE and the internal policies of Dain Rauscher, which are generally more stringent than applicable rules and regulations. In permitting customers to purchase on margin, Dain Rauscher takes the risk that a market decline could reduce the value of the collateral securing the margin loan below the amount of the customer's indebtedness and that the customer might be unable to repay. Interest is charged at a floating rate based on amounts borrowed by customers to finance purchases on margin.
The rate charged is dependent on the average net debit balance in the customer's accounts, the activity level in the accounts and the applicable cost of funds.

Customers will at times accumulate credit balances in their accounts. Such balances result from payment of dividends, interest or principal on securities held for such customers, from funds received in connection with sales of a customer's securities and from cash deposits made by customers pending investment. Pending investment of such funds or reimbursement upon the customer's request, Dain Rauscher pays interest on those credit balances. Available credit balances are used to lend funds to Dain Rauscher customers purchasing securities on margin. Excess customer credit balances are invested in short-term securities in accordance with applicable regulations and are segregated for the exclusive benefit of customers. Dain Rauscher generates net interest income from the positive interest rate spread between the rate earned from margin lending and alternative short-term investments and the rate paid on customer credit balances.

Dain Rauscher is a member of the Securities Investor Protection Corporation ("SIPC"), which insures customer accounts up to specified limits in the event of liquidation. Also, the Company maintains additional coverage in order to protect customer accounts to specified amounts in excess of SIPC coverage.

Security Repurchase Activities. Dain Rauscher acts as principal in the purchase and sale to its customers of securities of the United States government and its agencies, including repurchase agreements in such securities and certain other money market instruments. Dain Rauscher may match purchases and sales of these securities and is at risk to the extent that it does not properly match the contracts or its customers are unable to meet their obligations, especially during periods of rapidly changing interest rates and fluctuations in market conditions. All positions are collateralized. Dain Rauscher generally takes physical possession of securities purchased under agreements to resell. Such agreements provide Dain Rauscher with the right to maintain the relationship between the market value of the collateral and the receivable. Typically, these contracts are entered into only with clients of substantial size and who are believed to be credit-worthy. Dain Rauscher also utilizes securities sold under repurchase agreements as a means of financing portions of its trading inventories.

Securities Lending and Borrowing Activities. Securities brokers and dealers, including Dain Rauscher, borrow securities from and lend securities to other brokers and dealers to facilitate short sales and clearance and delivery of securities sold by customers when such customers fail to deliver securities prior to settlement date. Dain Rauscher also will act as a conduit by arranging securities lending transactions between brokers and utilize available securities as collateral for short-term loans. When such transactions occur, the lending broker provides excess customer margin securities to the borrowing broker in return for a cash deposit that is generally equivalent to 102 percent of the market value of the securities loaned. Both the lending and borrowing brokers have the right to mark the securities to market in order to maintain the relationship between the market value of the securities loaned and the cash collateral deposited. When the securities are no longer needed by the borrowing firm, they are returned to the lending broker, which returns the cash deposit held, plus interest, to the borrowing broker. When engaging in such securities lending and borrowing activities, Dain Rauscher collects cash deposits from brokers that collateralize the securities loaned, invests the cash deposit and profits from the spread between the interest rate paid to the borrowing broker on the cash deposit and the rate earned by Dain Rauscher. In all securities lending transactions, Dain Rauscher is at risk to the extent that it does not maintain the relationship between the market value of securities loaned and the value of the cash deposit held. Dain Rauscher is also at risk to the extent that securities it borrows decline in value and the lending broker fails to return Dain Rauscher's cash deposit.

Research Activities. Dain Rauscher has a research department which provides analysis, investment recommendations and market information with an emphasis on companies located in its regions. At December 31, 1997, Dain Bosworth had 23 securities analysts and Rauscher Pierce Refsnes had 16. The Company also purchases certain research products from independent research organizations to supplement its internal research activities.

Regulation. The securities industry is subject to comprehensive regulation by federal and state governments, the various securities and commodities exchanges and other self-regulatory bodies. The regulations cover all aspects of the securities business including sales practices, registration and distribution of securities, trade practices among broker-dealers, transactions with affiliates, conflicts of interest, uses and safekeeping of customers' funds and securities, capital levels of securities firms, record keeping and the conduct of employees. Violations of these rules and regulations can result in censure, fines, suspensions, revocation of the right to do business and private rights of action for damages. Dain Rauscher believes it has operated in compliance with applicable rules and regulations in all material respects.

Uniform Net Capital Rule. As a broker-dealer and member firm of the NYSE, Dain Rauscher is subject to the Uniform Net Capital Rule (the "Rule") promulgated by the Securities and Exchange Commission ("SEC"). The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to its customers. The Rule provides for two methods of computing net capital. Dain Rauscher currently uses what is generally referred to as the alternative method. Minimum net capital is defined under this method to be equal to 2 percent of customer debit balances, as defined. The NYSE may also require a member organization to reduce its business if net capital is less than 4 percent of such aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of such aggregate debit items. In computing net capital, various adjustments are made to exclude assets which are not readily convertible into cash and to provide a conservative valuation of other assets such as trading securities. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. At all times, Dain Rauscher has maintained its net capital above the required levels. See Note K to "Consolidated Financial Statements."

Clearing Services

  RPR Clearing is in the business of marketing correspondent clearing services provided on a fully disclosed basis by Dain Rauscher. As of December 31, 1997, the Company provided clearing services to 173 correspondent firms introduced through RPR Clearing and one correspondent firm introduced through Dain Bosworth. Correspondent firms are charged fees based on their use of services.

Money Management and Other Services

Insight Management is a registered investment advisor that was restructured in January 1998 to provide solely fixed income portfolio management services to the Great Hall Investment Funds, Inc. ("Great Hall") and to individual and institutional clients. Great Hall is an open-end investment company that currently offers shares in four series, each of which is, in essence, a separate money market mutual fund. In 1996 and 1997, this business unit supported all mutual fund, cash management and externally managed products and services. Such functions, along with data processing, technology services, and trade clearance and settlement were transferred in 1998 to Dain Rauscher's newly formed Business Services Group.

Competition

Dain Rauscher encounters intense competition in its business and competes directly with numerous firms, many of which have substantially greater capital and other resources. The Company also encounters competition from banks, insurance companies and financial institutions in many elements of its business. For example, with the prior approval of the Federal Reserve Board, securities subsidiaries of bank holding companies may now underwrite and deal in corporate debt and equity securities, provided that they comply with certain "firewalls" and that the revenues from such activities do not exceed 25 percent of the securities subsidiary's total revenues. Legislative proposals also under consideration would eliminate this limit on such activities and would permit commercial banks, bank holding companies and their subsidiaries and affiliates to offer additional services which have traditionally been provided only by securities and money management firms.

During 1997, a number of banks acquired securities firms and, in so doing, gained unprecedented entry into the securities industry. While the effect of such acquisitions cannot yet be determined, they have brought entirely new sources of capital into the securities industry, resulting in more formidable competitors for the Company.

Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders, securities analysts and investment bankers is intense and continuous.

Dain Rauscher competes with other securities firms and with banks, insurance companies and other financial institutions principally on the basis of service, product selection, price, location and reputation in local markets. Dain Rauscher operates at a price disadvantage to discount brokerage firms that do not offer equivalent services.

RPR Clearing competes for the business of introducing correspondent brokers on the basis of service, price, technology, product selection and reputation.

Insight Management competes with other fixed income portfolio managers principally on the basis of portfolio performance, price and service.

Employees

At December 31, 1997, the Company had approximately 3,600 full-time employees. None of the Company's employees is represented by a collective bargaining unit.

ITEM 2. PROPERTIES:

The headquarters and administrative offices of the Company are presently located in three buildings in downtown Minneapolis, Minnesota, including the Dain Rauscher Plaza. Two of those locations contain its back office and data processing operations. The Company also occupies significant space under lease in Dallas, Texas. Dain Rauscher has an extensive branch office system utilizing leased office space in various locations throughout its regions. The Company believes that its facilities are suitable and adequate to meet its needs and that such facilities have sufficient productive capacity and are appropriately utilized.

Further information about the lease obligations of the Company is provided in Note I to the "Consolidated Financial Statements."

ITEM 3. LEGAL PROCEEDINGS:

  The Company and/or its securities subsidiaries are or have been threatened to be made defendants in various actions, suits and proceedings before a court or arbitrator or by a governmental agency. Such matters involve alleged violations of federal and state securities laws and other laws. Certain of these actions, including certain of the actions described in more detail below, claim substantial damages and, if determined adversely to the Company and/or its subsidiaries, could have a material adverse effect on the consolidated financial condition or results of
operations of the Company.   While the outcome of any litigation
is uncertain, management, based in part upon consultation with legal counsel, believes that the resolution of all matters pending or threatened against the Company and its subsidiaries will not have a material adverse effect on the consolidated financial condition or results of operations of the Company as set forth in the consolidated financial statements contained herein.

Midwest Life Insurance Litigation

  The Company and Dain Bosworth have been named as defendants in eleven actions brought in connection with losses suffered under single premium deferred annuities issued by Midwest Life Insurance Company ("MWL"), a former subsidiary acquired by the Company in 1980 and sold by it in early 1986. Such annuities were sold primarily through the private client sales force of Dain Bosworth. MWL, which was sold two times subsequent to its sale by the Company in 1986 and was relocated from Nebraska to Louisiana by the final owners, Southshore Holding Corp., was declared insolvent and ordered liquidated by the State of Louisiana in August 1991. Generally, MWL policyholders have been reimbursed for their losses up to $100,000 per holder by the state guaranty associations, and the policyholders and state guaranty associations, between them, have received approximately $.30 for each $1.00 of loss in liquidation payments from the liquidator of MWL's estate.

  The plaintiffs (or real parties in interest) in the first ten of these cases are the Life and Health Guaranty Associations of each of Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington and Wyoming, which claim to have succeeded to the rights of policyholders they reimbursed for MWL losses, and/or certain individual policyholders. The plaintiff in the eleventh action is the liquidator of MWL's estate. The plaintiff guaranty associations and individuals seek to recover in excess of $64 million in compensatory damages, as well as punitive damages, interest, costs, attorneys' fees and other relief. The liquidator of MWL's estate also seeks to recover treble damages.

  Colorado Action

    The first of these actions, Karsian, et al. v. Inter-Regional Financial Group, Inc., and Dain Bosworth Incorporated, is pending in the United States District Court for the District of Colorado. This action was initially brought in August 1993 as a purported class action, but the court has since held that there are no proper class claims. The 232 individual plaintiffs in this action seek approximately $10.7 million in compensatory damages, as well as punitive damages, damages for emotional distress, costs, prejudgment interest and attorneys' fees. In Colorado, unlike other states, no guaranty association coverage was in place at the time MWL became insolvent. Although such coverage was adopted in 1994 as a result of Dain Bosworth's lobbying efforts and each of the policyholders was reimbursed for his or her losses up to $100,000 plus accrued interest, many of the policyholders had already filed suit. The plaintiffs in this case allege common law fraud, breach of fiduciary duty, negligence and negligent misrepresentation.

    In July 1997, a Colorado jury returned a verdict awarding 12 of the 232 plaintiffs damages of $4.75 million, including $1.3 million in compensatory damages, $1.65 million in emotional distress damages and $1.8 million in punitive damages, for breach of fiduciary duty, negligent performance of an assumed duty to monitor and advise as to the safety of their MWL annuity contracts, negligent misrepresentation, deceit based on fraudulent misrepresentation and fraudulent concealment. In addition, the court entered judgment for prejudgment interest of approximately $1.5 million.

    The Company and Dain Bosworth filed post-trial motions seeking to have the judgment in favor of these plaintiffs set aside; such motions were denied. The Company and Dain Bosworth have appealed. The Company believes that the trial court erred by, among other things, withholding key evidence from the jury, including evidence concerning Dain Bosworth's efforts to obtain guaranty association coverage for plaintiffs' losses and evidence concerning the reimbursements plaintiffs received for their losses.

  Washington Action

    A second of these actions, Washington Life and Health Insurance Guaranty Ass'n v. Inter-Regional Financial Group, Inc. and Dain Bosworth Incorporated, brought in April 1995, was tried in the Washington Superior Court for King County in October and November 1997. Plaintiffs in this action allege similar claims to the Colorado action. A mistrial was declared when the jury was unable to reach a verdict. Retrial is scheduled for April 1998. Plaintiffs in this action seek approximately $2.1 million in compensatory damages, in addition to prejudgment interest, costs and attorneys' fees.

  Other Guarantee Association Cases

    The other eight guarantee association and individual actions were also brought in April and May of 1995 and allege similar claims to the Colorado action. In certain states, the plaintiffs also allege intentional infliction of economic harm, interference with contractual relations and/or aiding and abetting the breaches of duty by the final sets of owners of MWL. Seven of such actions are captioned and pending as follows, and the plaintiffs in each action seek the amount of compensatory damages indicated in parentheses:

Iowa Life and Health Insurance Guaranty Ass'n v. Inter-Regional
Financial Group, Inc. and Dain Bosworth Incorporated  (Iowa Dist.
Ct., Polk County) ($5.7 million)

C. Randolph, L. Schnobrich, V. Troumbly, P. Dumke, E. Davis and
Minnesota Life and Health Insurance Guaranty Ass'n v. Inter-
Regional Financial Group, Inc. and Dain Bosworth Incorporated
(Hennepin County, Minnesota Dist. Ct.) ($23.4 million)

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

South Dakota Life and Health Insurance Guaranty Ass'n v. Inter-
Regional Financial Group, Inc. and Dain Bosworth Incorporated,
(South Dakota Second Judicial Circuit, Minnehaha County) ($1.5 million)

Wyoming Life and Health Insurance Guaranty Ass'n v. Inter-
Regional Financial Group, Inc. and Dain Bosworth Incorporated,
(Wyoming District Court for Laramie County) ($2.7 million)

The eighth such guarantee association action, Oregon Life and Health Insurance Guaranty Ass'n v. Inter-Regional Financial Group, Inc. and Dain Bosworth Incorporated, was filed in the Oregon Circuit Court of Multnomah County and sought approximately $500,000 in damages. Such action was dismissed in October 1996 following a partial summary judgment ruling in favor of the Company on statute of limitations grounds. Plaintiff has appealed such ruling.

  MWL Liquidator Action

    The eleventh action, captioned John A. Dixon, Jr., as Commissioner of Insurance Ad Hoc, for the State of Louisiana v. The Midwest Life Insurance Company/Midwest Life Insurance Company, in Liquidation v. Interra Financial Incorporated, Dain Bosworth Incorporated and the Central National Life Insurance Company of Omaha, was brought in June 1997 in the Nineteenth Judicial District Court of the State of Louisiana. The case has since been removed to the United States District Court for the Middle District of Louisiana. In this action, the liquidator of the MWL estate alleges RICO violations, breach of fiduciary duty and conspiracy to breach fiduciary duty, and is seeking to recover in excess of $59 million in compensatory damages, treble damages, interest, costs, attorneys' fees and other relief. The plaintiff challenges certain coinsurance transactions entered into by MWL and Central National Life Insurance Company beginning in 1980. By Louisiana statute, the compensatory damages sought in this case would in large part be distributed to the insurance guaranty associations and individual policyholders who are plaintiffs or real parties in interest in the ten actions described above.

  The Company and Dain Rauscher, as successor to Dain Bosworth, believe that they have substantial and meritorious defenses available in all of the foregoing actions and they are defending themselves vigorously in such actions.

Federal Deposit Insurance Corporation Litigation

  Rauscher Pierce Refsnes and one of its executives were named as defendants in an action captioned Federal Deposit Insurance Corporation, as receiver for Western Savings & Loan Association, F.A. vs. Express America Holdings Corporation; Smith Barney
Harris Upham & Co.; Rauscher Pierce Refsnes, Inc., et al.   This
action was brought in the U.S. District Court in Phoenix, Arizona in December 1995 by The Resolution Trust Corporation (the "RTC") and arose out of the RTC's sale through an auction process conducted in the fall of 1990 of the stock of WESAV Mortgage Corporation ("WESAV"), a subsidiary of Western Savings & Loan
Association, F.A.   Rauscher Pierce Refsnes acted as broker for
the sale and Smith Barney Harris Upham & Co. ("Smith Barney") acted as the RTC's financial advisor. WESAV was eventually sold to First Western Partners, the predecessor to Express America Holdings Corporation ("Express America"), in May 1991 for a gross acquisition price of approximately $45 million, including the assumption of approximately $19 million in liabilities. The RTC alleged that Rauscher Pierce Refsnes, as broker, improperly favored Express America over other allegedly higher bidders, and that Rauscher Pierce Refsnes and Smith Barney committed fraud in connection with the auction and sale, were negligent in their analysis and communication of bids to the RTC, and breached their contracts with and fiduciary duties to the RTC. The RTC also named as defendants in the action Express America's chief executive officer and chief financial officer, the former chief executive officer and former chief financial officer of WESAV, and certain other individuals. It alleged such officers of Express America and WESAV were guilty of mismanagement between the conclusion of the auction process and closing of the sale. The Federal Deposit Insurance Corporation ("FDIC"), which became the plaintiff in this action when the RTC was merged into it effective January 1, 1996, has settled with Smith Barney and the Express America and WESAV defendants. The FDIC seeks compensatory damages of approximately $15 million and punitive damages of $60 million, along with interest, costs and other relief. Defendants' motions to dismiss the case on the face of the complaint were denied in August 1996. Dain Rauscher, as successor to Rauscher Pierce Refsnes, believes that it has substantial and meritorious defenses available, and is defending itself vigorously in this action.

Orange County Related Claims

Orange County Bankruptcy Litigation

  Rauscher Pierce Refsnes was also named in an adversary proceeding commenced by the County of Orange (the "County"), captioned County of Orange, a political subdivision of the State of California v. Rauscher Pierce Refsnes, Inc., a corporation and filed in the Chapter 9 proceeding entitled In re County of Orange, a political subdivision of the State of California in the United States Bankruptcy Court for the Central District of California. The case was filed in June 1996 simultaneously with the filing of adversary proceedings against Morgan Stanley & Co., Inc., Student Loan Marketing Association ("Sallie Mae"), LeBouef, Lamb, Greene & MacRae, and McGraw-Hill Companies, Inc. d/b/a Standard & Poors. Previously, the County had filed adversary proceedings against Merrill Lynch & Co., Inc. and KPMG Peat Marwick LLP, and in September 1996 the county filed an adversary proceeding against Fuji Securities Inc. In each of these proceedings, the County seeks at least $500 million in losses allegedly incurred in the Orange County Investment Pool ("OCIP") except that it seeks a lesser amount (approximately $120 million) from Fuji. All of the foregoing proceedings have been transferred from the bankruptcy court to the United States District Court for the Central District of California upon the request of Rauscher Pierce Refsnes and other defendants. The County has brought similar proceedings against over 30 other defendants which are subject to a stay.

  The County alleges that Rauscher Pierce Refsnes was a financial advisor on five note offerings by the County that took place in June through August of 1994, for an aggregate of $975 million, including an offering of $600 million in taxable one-year notes in July 1994. The County alleges that by failing to apprise the County of the risks involved in the OCIP and in the County's 1994 note offering program, and by failing to prevent the issuance of allegedly inaccurate official statements, Rauscher Pierce Refsnes became liable for breach of contract, professional negligence, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty committed by the County Treasurer and Assistant Treasurer. Dain Rauscher, as successor to Rauscher Pierce Refsnes, denies these allegations, including those relating to Rauscher's role in connection with these transactions. In each of the five transactions in question, Rauscher Pierce Refsnes was retained solely to determine whether the underwriter's spread (including the portion to be received by the financial and marketing specialist) and proposed interest rate were appropriate. Dain Rauscher, as successor to Rauscher Pierce Refsnes, believes it has substantial and meritorious defenses available and is defending itself vigorously in this action.

    Threatened SEC Proceeding

  During second quarter 1997, the SEC authorized an action against Rauscher Pierce Refsnes and one current and one former employee for alleged violation of certain antifraud provisions under the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with an additional 12 taxable one-year note offerings for an aggregate of $580 million and one pooled Tax and Revenue Anticipation Note offering for $300 million. The offerings were made by certain school districts and cities during 1993 and 1994 and the proceeds were invested in the OCIP. Rauscher Pierce Refsnes acted either as underwriter or financial advisor in connection with each of these transactions. The SEC has indicated that it intends to file this action in the United States District Court for the Central District of California and to seek injunctive and other ancillary relief. It is not clear at this time when the SEC will file this threatened action. Dain Rauscher, as successor to Rauscher Pierce Refsnes, is engaged in discussions with the SEC in a effort to resolve this matter on satisfactory terms prior to or in lieu of the filing of a federal complaint. If an action is brought, Dain Rauscher believes that it has substantial and meritorious defenses available and intends to defend itself vigorously in such action.

SEC Proceeding Concerning State of Arizona Refunding Transaction

  In January 1998, the SEC filed a proceeding captioned, Securities and Exchange Commission v. Rauscher Pierce Refsnes, Inc. and James Feltham, in United States District Court in Phoenix, Arizona, against Rauscher Pierce Refsnes and a former employee seeking injunctive and other ancillary relief. The complaint alleges violation of the antifraud provisions under the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisors Act of 1940 in connection with a $130 million refunding issue by the State of Arizona in 1992, on which
Rauscher Pierce Refsnes served as financial advisor.   Rauscher
Pierce Refsnes purchased government securities and sold them to the escrow trustee in the transaction at a markup of approximately 0.55 percent of their cost to Rauscher Pierce Refsnes. The SEC alleges that Rauscher Pierce Refsnes had an obligation to disclose, but failed to disclose, that it purchased and sold the government securities as a principal, that it expected to make a profit, and the amount of the profit. The SEC also alleges that the markup was excessive and that Rauscher Pierce Refsnes falsely represented that the securities were sold to the trustee at fair market value. Dain Rauscher, as successor to Rauscher Pierce Refsnes, believes that it has substantial and meritorious defenses available and intends to defend itself vigorously in this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

  No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

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

                               Principal Occupation and
                                 Business Experience
Name              Age          for the Past Five Years
----              ---         ------------------------
John C. Appel     49   Vice Chairman and Chief Financial Officer,
                       Dain Rauscher Corporation, since October
                       1997.  Vice Chairman and Chief Financial
                       Officer, Dain Rauscher Incorporated, since
                       January 1998.  Chief Executive Officer,
                       Dain Bosworth, February 1997 to December
                       1997; President, Dain Bosworth, 1994 to
                       December 1997.  Executive Vice President,
                       Dain Rauscher Corporation, 1990 to
                       December 1997; Director, Dain Rauscher
                       Corporation, since 1995.  Executive Vice
                       President and Chief Financial Officer,
                       Dain Bosworth, 1990 to 1994.  Senior Vice
                       President, Dain Rauscher Corporation, 1986
                       to 1990; Chief Financial Officer, Dain
                       Rauscher Corporation, 1986 to 1994.
                       Member of Dain Rauscher Corporation
                       Executive Committee.

Nelson D.         52   Senior Executive Vice President, Fixed
 Civello               Income Capital Markets, Dain Rauscher
                       Incorporated, since October 1997.  Senior
                       Executive Vice President, Dain Rauscher
                       Corporation, since October 1997.
                       Executive Vice President, Fixed Income
                       Group, Dain Bosworth, 1990 to December
                       1997.  Prior to 1990, Executive Vice
                       President, Capital Markets Group, US
                       Bancorp.  Member of the Dain Rauscher
                       Corporation Executive Committee.

B.J. French       61   Senior Vice President, Dain Rauscher
                       Corporation, since May 1996.  Senior Vice
                       President, Dain Rauscher Incorporated,
                       since January  1998.  Director of
                       Corporate and Investor Communications,
                       Dain Rauscher Corporation, since 1991;
                       Vice President, Dain Rauscher Corporation,
                       1991 to May 1996.  Director of Corporate
                       Communications and Investor Relations,
                       Tonka Corporation, 1989 to 1991.

William A.        53   Vice Chairman, Dain Rauscher Corporation,
 Johnstone             since October 1997.  Vice Chairman, Equity
                       Capital Markets, Dain Rauscher
                       Incorporated, since January 1998.
                       President and Chief Executive Officer,
                       Rauscher Pierce Refsnes, June 1996 to
                       December 1997.  Executive Vice President,
                       Dain Rauscher Corporation, 1996 to
                       October 1997; Director, Dain Rauscher
                       Corporation, since June 1996.  Partner,
                       Dorsey & Whitney, LLP, 1975 to 1996;
                       Member, Dorsey & Whitney, LLP, Management
                       Committee from 1988 to 1996.  Member of
                       Dain Rauscher Corporation Executive
                       Committee.

Carla J. Smith    40   Senior Vice President, Dain Rauscher
                       Corporation, since 1994; General Counsel
                       and Secretary, Dain Rauscher Corporation,
                       since 1991.  Senior Vice President,
                       General Counsel and Secretary, Dain
                       Rauscher Incorporated, since January 1998.
                       Prior to 1991, Partner, Dorsey & Whitney,
                       LLP.

J. Scott Spiker   42   Senior Executive Vice President, Business
                       Services Group, Dain Rauscher
                       Incorporated, since January 1998.  Senior
                       Executive Vice President, Dain Rauscher
                       Corporation, since October 1997.
                       Chairman of the Board and Chief Executive
                       Officer, Insight Investment Management,
                       Inc., since January 1998.  President and
                       Chief Executive Officer, Interra Advisory
                       Services Inc., 1995 to December 1997.
                       Executive Vice President, Dain Rauscher
                       Corporation, May 1996 to October 1997;
                       Senior Vice President, Director of
                       Strategic Planning and Corporate
                       Development, Dain Rauscher Corporation,
                       1994 and 1995.  Senior Vice President,
                       Manager Employee Benefit Services, Norwest
                       Bank Minnesota, N.A., 1989 to 1994.  Vice
                       President, Strategic Planning and
                       Acquisitions, Norwest Corporation, 1987 to
                       1989.  Member of Dain Rauscher Corporation
                       Executive Committee.

Douglas J.        52   Senior Vice President, Dain Rauscher
 Strachan              Corporation, since 1997.  Chief
                       Information Officer, Dain Rauscher
                       Corporation, since 1996.  Senior Vice
                       President and Director, Information
                       Sytems, Dain Rauscher Corporation, since
                       1993.  Prior to 1993, Senior Vice
                       President, Business Technology, US
                       Bancorp.

Ronald A.         56   Senior Executive Vice President, Private
 Tschetter             Client Group, Dain Rauscher Incorporated,
                       since October 1997.  Senior Executive Vice
                       President, Dain Rauscher Corporation,
                       since October 1997.  Executive Vice
                       President, Private Client Group, Dain
                       Bosworth, 1991 to December 1997.  Member
                       of the Dain Rauscher Corporation Executive
                       Committee.

Irving Weiser     50   Chairman of the Board, Dain Rauscher
                       Corporation, since 1995; Chief Executive
                       Officer, Dain Rauscher Corporation, since
                       1990; President and Director, Dain
                       Rauscher Corporation, since 1985.
                       Chairman of the Board and Chief Executive
                       Officer, Dain Rauscher Incorporated, since
                       January 1998.  Chairman of the Board, Dain
                       Bosworth, 1990 to December 1997; Chief
                       Executive Officer, Dain Bosworth, 1990 to
                       February 1997.  Chairman of the Board,
                       Rauscher Pierce Refsnes, 1995 to December
                       1997; Acting President and Chief Executive
                       Officer, Rauscher Pierce Refsnes, 1995 to
                       June 1996.  President, Dain Bosworth, 1990
                       to 1994.  Member of Dain Rauscher
                       Corporation Executive Committee.


PART II
ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON
EQUITY AND RELATED STOCKHOLDER MATTERS:

  (a) Market Information.

The Company's common stock trades on the NYSE under the symbol "DRC." Prior to January 1, 1998, the Company's NYSE trading symbol was "IFI" and prior to February 10, 1997, the Company's NYSE trading symbol was "IFG." The high and low sales prices per share of the Company's common stock by quarter for the last two years were as follows:

                              1997                 1996
                     --------------------   -------------------
QUARTER                HIGH         LOW       HIGH        LOW
                     --------------------   -------------------
First                $42-5/8     $34-3/4     $25-1/4    $20-1/2
Second                45-5/8      41-15/16    26-7/8     20-3/4
Third                 60-1/16     43-1/2      33-1/2     22
Fourth                69-3/16     56-15/16    36-7/8     31-1/4


  (b) Holders.

  At February 28, 1998, there were approximately 6,500 holders of the Company's common stock. The number of shareholders was determined by adding the number of recordholders to the estimated number of proxies to be sent to street name holders.

  (c) Dividends.

  Cash dividends per common share paid by the Company by quarter for the last two years were as follows:


Quarter                1997        1996
---------              ----        ----
First                  $.18        $.11
Second                  .18         .15
Third                   .18         .15
Fourth                  .18         .15


The Company increased its regular quarterly cash dividend to $.22 per share in February 1998 payable in March 1998. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

ITEM 6. SELECTED FINANCIAL DATA:

                                 Year Ended December 31,
(Dollars in          ------------------------------------------------
 thousands, except
 per-share amounts)    1997      1996      1995      1994      1993
                     --------  --------  --------  --------  --------
Net revenues (A)     $692,102   $625,756   $541,970   $457,351   $482,960
                    =========  =========  =========  =========  =========
Revenues             $750,675   $683,316   $606,747   $496,289   $511,615
                    =========  =========  =========  =========  =========
Earnings before
 income taxes (B)     $76,755    $87,402    $56,271    $39,795    $77,353
                    =========  =========  =========  =========  =========
Net earnings (B)      $49,275    $56,811    $35,873    $25,453    $47,649
                    =========  =========  =========  =========  =========
Earnings per share
 (B):
   Basic               $ 4.01     $ 4.68     $ 2.96     $ 2.09     $ 3.92
                    =========  =========  =========  =========  =========
   Diluted             $ 3.77     $ 4.49     $ 2.85     $ 2.03     $ 3.78
                    =========  =========  =========  =========  =========
Total assets       $2,304,401 $1,827,425 $2,021,908 $1,952,611 $1,786,022
                    =========  =========  =========  =========  =========
Long-term debt        $15,659    $27,290    $41,410    $47,023    $22,166
                    =========  =========  =========  =========  =========
Shareholders'
 equity              $319,091   $275,886   $222,494   $195,420   $177,683
                    =========  =========  =========  =========  =========
Other information:
Equity per common
 share                $ 26.00    $ 22.66    $ 18.44    $ 16.20    $ 14.57

Cash dividends per
 common share           $ .72      $ .56  $ .42-2/3  $ .37-1/3  $ .18-2/3

Common shares
 outstanding at
 year-end, in
 thousands             12,275     12,175     12,065     12,062     12,197

Pretax margin -
 based onnet revenues    11.1%      14.0%      10.4%       8.7%      16.0%

Net return on average
 equity                  16.5%      22.8%      17.3%      13.5%      31.0%

Long-term debt-to-
 equity ratio             4.9%       9.9%      18.6%      24.1%      12.5%

Average number of
 employees              3,525      3,379       3,285      3,133     2,806

Average number of
 investment executives  1,267      1,263       1,271      1,205     1,084

Operating office
 locations at year end     96         91          91         95        81


(A) Net revenues equal total revenues less interest expense.

(B) 1997 amounts include the effect of a $15 million pretax restructuring charge ($9.6 million after tax and $.74 per-share diluted).


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS:

Business Environment

The Company is primarily engaged in securities brokerage, investment banking and trading as a principal in equity and fixed income securities. All of these activities are highly competitive and sensitive to many factors outside the control of the Company, including volatility of securities prices and interest rates; trading volume of securities; economic conditions, including economic conditions in the regions where the Company does business; income tax legislation; and demand for investment banking and securities brokerage services. While revenues are dependent upon the level of trading and underwriting volume, which may fluctuate significantly, a large portion of the Company's expenses remain fixed. Consequently, net earnings can vary significantly from period to period.

Three Years Ended December 31, 1997

  Summary of Operating Results

  During 1997, net earnings totaled $49.3 million, a decrease of $7.5 million or 13 percent from 1996. Excluding the effect of the $15.0 million pretax restructuring charge in the 1997 third quarter ($9.6 million after-tax or $.74 per share diluted), net earnings for 1997 would have been a Company record (see "October
1997 Restructuring Announcement" below).   The Company's Private
Client Group was the primary driver of the Company's strong operating results for 1997 as this business unit took advantage of market conditions that were favorable to individual investors and sold increased quantities of mutual funds, listed securities, and insurance and annuity products. The Company generated increased net interest income during 1997, primarily due to higher levels of margin borrowing by individual investors, and also benefited from increased account and transaction fees from individual investors. The Company's Equity Capital Markets Group generated similar revenue levels in 1997 as in 1996 as increases in corporate underwriting and institutional equity sales activity were offset by declines in over-the-counter equity trading, mergers and acquisitions and syndicate activity. Profitability of the Equity Capital Markets Group dropped sharply in 1997 from 1996 due to increased expenses incurred in attempting to grow this business. The Company believes that its scheduled March 31, 1998, acquisition of Wessels, Arnold & Henderson, LLC (subject to regulatory approval) will increase the productivity and market share of this business unit (see "1998 Acquisition of Wessels, Arnold & Henderson"). Finally, the Company's Fixed Income Group posted improved revenues and profits in 1997 versus 1996 due, in part, to the downsizing performed in this business unit during 1996 as well as from increased tax-exempt fixed income sales, trading and underwriting revenues.

  In 1996 net earnings totaled $56.8 million, a Company record and an increase of $21.0 million or 58 percent over 1995. Net revenues (revenues less interest expense) also reached a record $625.8 million, $83.8 million or 15 percent more than the prior year. The Company, along with the rest of the securities industry, benefited from relatively low interest rates, as well as steadily increasing security prices and trade volumes. While 1996 growth in the size of the Company's business units was modest compared with 1995 and 1994, the Company was prepared to take advantage of favorable equity securities market conditions with a larger, more productive organization. Additionally, the Company contracted the size of its fixed income business amid difficult fixed income market conditions. Accordingly, in 1996 the Company was able to increase its revenues at a greater rate than its expenses and to better concentrate its resources in its higher-margin businesses, primarily corporate investment banking and institutional equity sales.

  October 1997 Restructuring Announcement

  On October 14, 1997, the Company announced that it would combine Dain Bosworth, Rauscher Pierce Refsnes and its operations subsidiary into a new firm, Dain Rauscher Incorporated, during the first quarter of 1998. The Company changed its name to Dain Rauscher Corporation on January 2, 1998, and the Company's trading symbol on the New York Stock Exchange changed to "DRC" on that date. Upon completion of the combination on March 2, 1998, Dain Rauscher Incorporated became the largest regional brokerage firm in the western half of the United States with more than 1,200 private client and institutional investment executives and 1997 net revenues of almost $700 million.

  The restructuring represents a strategic change made necessary by the dramatic changes in the competitive environment in which the Company operates. These changes were triggered in February 1997 by Federal Reserve Board rulings that effectively permitted bank holding companies to acquire investment banks. Such acquisitions and mergers by commercial banks increased the price of securities firms in 1997 such that acquisitions of major additional firms as contemplated by the Company under its previous strategy no longer appeared to be possible. The restructuring, management believes, allows the Company to combine its two regional firms into a single, more powerful brand and will enable it to simplify its management structure and become more responsive to competitive changes. The Company may continue to acquire smaller securities firms in or near its current markets and to expand its correspondent clearing business, and expects to continue to explore new business opportunities in other securities-related businesses.

  The Company, which employs 3,600 people, expects to eliminate approximately 120 management, business-line and staff positions by March 31, 1998, in connection with the restructuring. The Company does not expect that such job eliminations will materially affect future revenues. Overall, the restructuring is expected to reduce non-interest expense levels by approximately $10 million annually.

  The Company recorded a one-time, after-tax charge of $9.6 million ($15.0 million before taxes), or 74 cents per share diluted, against third-quarter 1997 earnings to cover severance and other restructuring costs. Substantially all of the $15.0 million of the restructuring costs will result in cash outflows, primarily during the fourth quarter of 1997 and first quarter of 1998. The composition of the $15.0 million charge was as follows: $12.0 million for severance and short-term retention payments to terminated employees; $0.7 million for space consolidation expenditures; and the remaining $2.2 million for other expenditures including costs of changing the Company's name, relocation, outplacement services and professional fees related to the restructuring. The Company believes that the $15.0 million charge will be adequate to cover the costs of the restructuring

1998 Acquisition of Wessels, Arnold & Henderson

On February 9, 1998, the Company announced that it had entered into an agreement to acquire Wessels, Arnold & Henderson, LLC, a privately held investment banking, institutional equity sales and trading firm based in Minneapolis. The approximate purchase price of $150 million includes $120 million in cash, up to $30 million face amount in five-year, subordinated debentures and other direct costs of the acquisition. The cash portion of the purchase price is expected to be paid from available cash and a new subordinated credit facility. The transaction will be accounted for as a purchase and is expected to be completed on March 31, 1998, pending regulatory approval, and is expected to significantly increase Dain Rauscher's equity capital markets capabilities. The acquisition is expected to slightly dilute 1998 earnings before consideration of a restructuring charge of $10 million to $15 million to be recorded in the first quarter of 1998. Management expects the acquisition to be accretive to earnings in the first full calendar year of operation. Comparative Net Revenues and Expenses Summary. The following is a summary of the year-to-year increases (decreases) in categories of net revenues and operating expenses:

                                     1997 vs. 1996  1996 vs. 1995
                                    --------------- --------------
(Dollars in thousands)              Amount  Percent Amount Percent
                                    ------  ------- ------  ------
Net Revenues:
 Commissions                        $51,763    23%   $47,097  27%
 Principal transactions             (16,890)  (10)   (10,140) (6)
 Investment banking and
  underwriting                         (111)    -     21,628  24
 Net interest                        10,928    21      8,375  19
 Asset management                    10,414    29      8,802  32
 Correspondent clearing               4,021    25      3,322  27
 Other                                6,221    35      4,702  37
                                    -------   ---     ------ ---
                                     66,346    11     83,786  15
                                    -------   ---     ------ ---
Expenses excluding interest:
 Compensation and benefits           41,694    11     40,071  12
 Communications                       3,149     7      2,677   7
 Occupancy and equipment rental       5,642    16      2,851   9
 Travel and promotional               5,997    25      3,631  18
 Floor brokerage and clearing fees    2,057    20        557   6
 Other                                3,454     9      2,868   8
 Restructuring charge                15,000     -          -   -
                                    -------   ---     ------ ---
                                     76,993    14     52,655  11
                                    -------   ---     ------ ---
Earnings before income taxes       $(10,647)  (12)%  $31,131  55%
                                    =======   ===     ====== ===

Commissions

Commission revenues increased $51.8 million or 23 percent from 1996 to 1997, principally as a result of higher sales to individual and institutional investors of: (1) mutual funds; (2) listed equity securities; and (3) insurance and annuity products. While the average number of investment executives remained constant in 1997 relative to 1996, Private Client Group investment executive productivity (commissions per investment executive) improved approximately 13 percent. A 25-percent rise in the New York Stock Exchange's average daily trading volume also contributed to the productivity increase.

The $47.1 million or 27-percent increase in commission revenues during 1996 was due principally to increased sales to individual and institutional investors of: (1) mutual funds; (2) over-the-counter equity securities sold on an agency basis; (3) listed equity securities; and (4) insurance and annuity products. While the average number of investment executives declined slightly in 1996 from 1995, investment executive productivity improved approximately 15 percent, aided by a 19-percent rise in the New York Stock Exchange's average daily trading volume.

Principal Transactions

Principal transactions revenues declined $16.9 million or 10 percent from 1996 to 1997. The largest component of the revenue decrease was lower sales and trading results in over-the-counter equity securities, which became less popular investments for individual and institutional investors beginning with the Federal Reserve Board's increase in short-term interest rates in March 1997. This action led to lower volumes, prices and spreads earned trading such securities. Spreads earned trading over-the-counter equity securities were also negatively impacted in 1997 by new order-handling regulations, increased liquidity provided to facilitate institutional trading and smaller fractions used in share price posting. Also contributing to the decline in principal transactions revenues were declines in sales and trading results of taxable fixed income securities. Partially offsetting this decline were increases in sales and trading of tax-exempt fixed income securities.

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

Investment Banking and Underwriting

Investment banking and underwriting revenue levels were flat in 1997 to 1996 as increases in corporate underwriting activity were roughly offset by declines in corporate mergers and acquisitions and municipal underwriting activity.

Investment banking and underwriting revenues increased $21.6 million or 24 percent during 1996 primarily due to increased
corporate underwriting activity.   In addition to the strong
corporate underwriting markets that existed in 1996, management believes that the 1995 reorganization and refocusing of its Equity Capital Markets groups around specialized industry segments enabled Dain Bosworth and Rauscher Pierce Refsnes to attract and underwrite higher levels of corporate securities. Additionally, financial advisory service fees earned from corporate clients increased in 1996 relative to 1995.

Beginning in 1995 and continuing into 1996 and 1997, regulatory requirements and scrutiny related to municipal underwriting activities throughout the securities industry increased (see also
Item 3, Legal Proceedings). Uncertainty caused by such heightened regulation and scrutiny could negatively impact future levels of municipal underwriting-related activities and could also increase costs related to such activities for both the Company and the securities industry as a whole.

Net Interest Income

The major sources of interest revenues and expenses for the past three years are:

                                        Year ended December 31,
                                     ----------------------------
(In thousands)                          1997     1996      1995
                                     --------  --------  --------
Revenues:
 Customer margin accounts            $ 78,945  $ 66,770  $ 55,603
 Trading inventories and other         28,705    28,250    30,596
 Deposits and short-term investments   14,842    15,531    23,194
                                      -------   -------   -------
                                      122,492   110,551   109,393
                                      -------   -------   -------
Expenses:
 Customer funds on deposit             23,577    29,067    35,922
 Short-term bank loans and other       32,943    25,526    25,154
 Subordinated and other long-term
  debt                                  2,053     2,967     3,701
                                      -------   -------   -------
                                       58,573    57,560    64,777
                                      -------   -------   -------
Net interest income                  $ 63,919  $ 52,991  $ 44,616
                                      =======   =======   =======

Margin loans to customers, financed primarily by credit balances in customer accounts, comprise the majority of the Company's interest-earning assets. Fixed income trading inventories, which are generally financed with short-term bank borrowings, repurchase agreements or deposits from securities loaned, also generated significant net interest income. The Company's net interest income is dependent upon the level of customer balances and trading inventories, as well as the spread between the rate it earns on those assets compared with its cost of funds.

Beginning in 1996 and continuing through 1997, a growing proportion of the Company's net interest income was earned from customer margin loans as favorable market conditions coupled with comparatively low interest rates made margin borrowing popular.

Net interest income accounted for approximately 9 percent of the Company's net revenues in 1997 versus 8 percent in 1996 and 1995. In 1997 the 21-percent increase in net interest income resulted primarily from the 16-percent increase in average margin loan balances as well as a third-quarter increase in margin interest rates charged to certain customers. In 1996 the 19-percent increase in net interest income resulted primarily from the 29-percent rise in average margin loan balances. The 1996 margin loan increase was due principally to the transfer of several large customer accounts from competitors during the 1996 third quarter. The resulting increase in net interest income was partially offset by the effects of a 10-percent decline in customer credit balances from 1995, along with the corresponding decline in short-term investments segregated for regulatory purposes precipitated by the 1996 second-half transfer of approximately $340 million of customer credit balances to Company-sponsored money market funds. The transfers occurred as a result of the Company offering new cash management products to certain segments of its customers.

As long as favorable interest-rate spreads are maintained and the level of interest-bearing accounts remains stable, the Company expects net interest income to continue to be a significant component of its earnings. Management believes that the 1996 introduction of new cash management products and services resulted in increased asset management revenues, but was offset by lower net interest income derived from customer balances and, accordingly, did not have a material effect on net earnings. Average balances and interest rates for 1995 through 1997 are:

                                       Year ended December 31,
                                    ----------------------------
(In thousands)                         1997     1996      1995
                                    --------  --------  --------
Interest revenues:
Margin loans to customers
   Average balance                  $934,833  $810,693  $628,392
   Average interest rate                 8.4%      8.2%      8.8%
                                     -------   -------   -------
                                     $78,945   $66,770   $55,603
                                     =======   =======   =======
Deposits and short-term investments:
   Average balance                  $279,888  $293,081  $398,027
   Average interest rate                 5.3%      5.3%      5.8%
                                     -------   -------   -------
                                     $14,842   $15,531   $23,194
                                     =======   =======   =======
Interest expense:
Interest-bearing customer funds
 on deposit
   Average balance                  $524,201  $649,443  $723,803
   Average interest rate                 4.5%      4.5%      5.0%
                                     -------   -------   -------
                                     $23,577   $29,067   $35,922
                                     =======   =======   =======

Asset Management

Asset management revenues increased 29 percent from 1996 to 1997 and 32 percent in 1996 from 1995 due to increased revenues from larger volumes of assets in fee-based, managed account programs at Dain Rauscher and, to a lesser degree, 17- and 41-percent increases in assets under management at Insight Management.

Correspondent Clearing

Revenues from correspondent clearing rose $4.0 million or 25 percent in 1997 from 1996 as RPR Clearing, the Dain Rauscher unit that markets and coordinates correspondent clearing services, benefited from a 33-percent increase in correspondent firm trade volumes. The positive effects of such increased trade volumes, however, were partially offset by a 9-percent reduction in per-trade revenues caused primarily by competitive pricing pressures. Correspondent clearing revenues increased $3.3 million or 27 percent in 1996 from the previous year as RPR Clearing benefited from a 49-percent increase in correspondent firm trade volumes. Additionally, RPR Clearing benefited from a 5-percent increase to 178 in the number of correspondent brokerage firms for which it does business.

Other Revenues

Other revenues increased by approximately $6.2 million or 35 percent in 1997 and $4.7 million or 37 percent in 1996 versus previous years principally due to increased transaction and account fee revenues. The increased transaction fees resulted from larger trade volumes in 1997 versus 1996, and the increased account fees stem from increased numbers of Individual Retirement Accounts, cash management accounts, account transfer fees and the like. Additionally, in each of 1997 and 1995, other revenues included approximately $1.8 million in gains related to the sale of securities previously obtained as a portion of compensation for certain corporate underwriting activity. In 1996 other revenues include approximately $1.1 million in gains associated with the fourth-quarter sale of two tax-exempt mutual funds.

Compensation and Benefits

Compensation and benefits expense is generally affected by the level of operating revenues, earnings and the number of employees. During 1997 and 1996 compensation and benefits expense increased 11 percent and 12 percent, respectively, from the previous years. The 1997 increase was primarily the result of: (1) increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues; (2) the effects of a 4-percent increase in the average number of employees; (3) increased incentive compensation accruals; and (4) general salary increases. The 1996 increase was largely the result of increased commissions, incentive compensation and related benefits that rose in conjunction with operating revenues and earnings. Also contributing to the 1996 increase was a 3-percent increase in the average number of employees and general salary increases.

Other Expenses

Expenses other than compensation and benefits and the restructuring charge increased $20.3 million or 13 percent from 1996 to 1997 principally due to: (1) increased travel and promotional costs associated with the generation of new business and the upcoming merger of the Company's broker-dealer subsidiaries in January 1998; (2) increased occupancy costs associated with office expansions and office operating costs, including real estate taxes, and equipment upgrades; (3) costs associated with information system upgrades; (4) volume-driven increases in communications, market-data and clearing services; and (5) bad debt expenses.

During 1996, expenses other than compensation and benefits increased $12.5 million or 9 percent primarily due to: (1) increased travel and promotional costs associated with the generation of new business; (2) increased occupancy costs stemming from expansion of several operating office locations, including operating costs and real estate taxes associated with such locations; (3) increased communications costs resulting from the 1996 rollout of improved investment executive workstations; and (4) increased professional services fees.

Effect of Recent Accounting Standards

Recent Accounting Pronouncements:  In June 1996 the Financial
Accounting Standards Board issued SFAS 125, "Transfers and
Servicing of Financial Assets and Extinguishments of
Liabilities." The Company adopted the provisions of SFAS 125 on January 1, 1998. The adoption of SFAS 125 did not have a material effect on the Company's consolidated financial statements.

Inflation

Since the Company's assets are primarily liquid in nature and experience a high rate of turnover, they are not significantly affected by inflation. However, the rate of inflation does affect many of the Company's operating costs, which may not be readily recoverable through price increases on services offered by the Company.

Year 2000 Issue & Technology

The Company's business is highly dependent on communications, trading, information and data processing systems. The Company has outsourced certain of its communications and quotations and trading systems services, and currently maintains its own back-office processing system. Although the Company and its vendors have in place tested disaster recovery systems, any failure or interruption of the Company's or a vendor's systems could cause delays in the Company's securities trading and processing activities and an inability to execute client transactions, which could have a material adverse effect on the Company's operating results.

It has become widely known that certain technological problems may arise in connection with reaching the year 2000. Beginning with the Company's consolidation of the back-office brokerage operations of Dain Bosworth and Rauscher Pierce Refsnes in 1993, the Company has upgraded and/or replaced the bulk of its mission-critical data processing systems. Such upgrade and replacement projects were performed primarily for competitive reasons, though they included the added benefit of making such systems Year 2000 compliant. Upgrades or replacements necessary to achieve Year 2000 compliance for the Company's remaining mission-critical systems are expected to be completed in 1998, and the costs related to such upgrades or replacements are not expected to have a material effect on the Company's consolidated financial statements. During 1999, the Company, along with the rest of the securities industry, expects to test systems interdependencies with outside parties. While there can be no assurance, the Company believes that its internal systems will not experience significant disruption in connection with the Year 2000. If the Company's internal systems or if the Company's vendors and other information providers or the securities exchanges, clearing agencies and other securities firms or financial institutions with which the Company transacts business experience any significant disruption in connection with the Year 2000, such disruption could affect the Company's ability to conduct business and may have a material adverse effect on the Company's results of operations.

Though the Company currently maintains its own back-office processing system, it has made a commitment to internally develop an upgraded system between 1998 and 2002. This project is expected to cost approximately $17 million and yield increased productivity and technological competitiveness by improving investment executives' and correspondents' ability to serve clients, and enhance investment executive and correspondent recruiting and retention.

Liquidity and Capital Resources

The Company's assets are substantially liquid in nature and consist mainly of cash or assets readily convertible into cash. These assets are financed primarily by interest-bearing and non-interest-bearing customer credit balances, repurchase agreements, deposits for securities loaned, other payables, short-term and subordinated bank borrowings and equity capital. Changes in the amount of trading and underwriting securities owned by the Company, customer and broker receivables and securities purchased under agreements to resell directly affect the amount of the Company's financing requirements.

The Company has various sources of capital for operations and growth. In addition to capital provided by earnings, Dain Rauscher maintains uncommitted lines of credit from a number of banks to finance transactions (principally trading and underwriting positions) when internally generated capital is not sufficient. The majority of these uncommitted lines of credit are collateralized by trading securities and customers' margin securities. On February 28, 1998, approximately $414 million of a total of $600 million in uncommitted lines of credit was unused. Also, the Company has a $50 million, committed, unsecured revolving credit facility that is used for advances to its subsidiaries, irrevocable letters of credit and general corporate purposes. On February 28, 1998, all of this revolving credit facility was unused. The facility expires June 25, 1998, and may be extended for up to three additional one-year periods.

Dain Rauscher has a commitment with a bank whereby the Company will borrow $80 million on a subordinated basis over four years to fund a portion of the purchase price for the pending March 31, 1998, acquisition of Wessels, Arnold & Henderson, LLC. (See also "1998 Acquisition of Wessels, Arnold & Henderson, LLC.")

On April 30, 1997, the Company's Board of Directors also approved the filing of a universal "shelf registration" statement with the Securities and Exchange Commission permitting the Company to sell at its discretion up to $200 million in secured or unsecured debt, or equity securities. Management intends to file the shelf registration statement during the second quarter of 1998.

The Company's securities subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule measuring capitalization and liquidity and restricting amounts of capital that may be transferred to affiliates. Interra Clearing ("Clearing"), the Company's operations subsidiary until March 1, 1998, cleared and settled trades for Dain Rauscher and, prior to December 31, 1997, cleared and settled trades for Dain Bosworth and Rauscher Pierce Refsnes. Clearing carried all customer accounts, extended margin credit to customers, paid interest on credit balances of customers and invested any excess customer balances. During 1997, Dain Bosworth, Rauscher Pierce Refsnes and Clearing all operated above the minimum net capital standards. At December 31, 1997, regulatory net capital was $89.4 million at Clearing, which was 7.2 percent of aggregate debit balances and $27.1 million in excess of the 5-percent requirement. At December 31, 1997, Dain Bosworth and Rauscher Pierce Refsnes had net capital requirements of $1.0 million each as neither firm carried customer balances on its balance sheet. At December 31, 1997, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $33.9 million and $23.3 million, respectively, in excess of their minimum requirements. Beginning in March 1998, only Dain Rauscher, the Company's single remaining broker-dealer, is subject to the Uniform Net Capital Rule.

Dain Rauscher is a dealer in corporate, tax-exempt and governmental fixed income securities. While many of the Company's principal transactions are executed to facilitate customer trades, Dain Rauscher also maintains certain inventory positions for its own account. These positions typically include
U. S. government or U. S. government agency securities and are usually hedged with a combination of short sales of similar securities, financial futures contracts or option contracts in order to mitigate market and interest rate risk. Holdings of high-yield securities are not material. Dain Rauscher maintains comprehensive risk management policies including position limits, aging, duration and credit requirements. These policies are intended to limit the size of and risk in the Company's trading inventories.

The Company periodically hedges its fixed income trading inventories with financial futures or option contracts. At December 31, 1997, the Company had open commitments to sell under financial futures contracts with notional amounts of $20.6 million. The Company had no written option contracts at December 31, 1997. The fair market values of these contracts was not material at December 31, 1997. In addition, the average fair market value and trading revenues associated with these contracts during 1997 was not material. Such option and financial futures contracts expose the Company to off-balance-sheet market risk in the event that the changes in interest rates do not closely correlate with the change in the security price. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash
on a daily basis, thereby minimizing credit risk.   Maintaining
futures contracts typically requires the Company to deposit cash or securities with an exchange or other financial intermediary as security for its obligations. Additional cash or securities may be required to be deposited thereafter due to fluctuations in the market value of the futures contract. In writing option contracts, the Company receives a premium from the purchaser in exchange for incurring an obligation to purchase or sell
securities upon exercise of the option.   These obligations may
require the Company to purchase securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill its obligations under the contracts. Other than as described, the Company does not enter into other derivative financial instruments with off-balance-sheet risk. Derivative financial instruments held or issued for trading purposes were immaterial to the consolidated financial statements. The Company's exposure to credit risk is represented by the fair value of trading securities owned.

In 1996, the Company completed the repurchase of 600,000 shares of common stock at a total cost of $11.8 million under a program that was initiated in 1994. In August 1996 and December 1997, respectively, the Company's Board of Directors authorized additional programs to repurchase up to 100,000 and 600,000 shares of the Company's common stock. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be held as treasury stock and used for the Company's employee stock option and other benefit plans, or for other corporate purposes. During 1996, no shares were repurchased pursuant to the 100,000 share program. During 1997, the Company repurchased 87,568 shares at a total cost of $4.8 million pursuant to the 100,000 share program and no shares pursuant to the 600,000 share program.

In conjunction with the pending March 31, 1998, acquisition of Wessels, Arnold & Henderson, LLC, the Company expects to issue options for approximately 500,000 shares of the Company's stock. The options will be priced at fair market value and will vest over a three-year period.

The Company paid a regular quarterly cash dividend of $.18 per share in each quarter of 1997. The Company increased its regular quarterly cash dividend to $.22 per share in February 1998 payable in March 1998. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

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

Private Securities Litigation Reform Act of 1995 "Safe Harbor"

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Form 10-K may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the "Risk Factors" identified in Exhibit 99 to this Form 10-K. Though the Company has attempted to list comprehensively the important factors in such Exhibit, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The
Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           Index to Consolidated Financial Statements
        As of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997 and Supplementary Data

                                                           Page
                                                           ----
Independent Auditors' Report                                24
Consolidated Financial Statements:
     Consolidated statements of operations                  25
     Consolidated balance sheets                            26
     Consolidated statements of shareholders' equity        27
     Consolidated statements of cash flows                  28
     Notes to consolidated financial statements             29
Quarterly Financial Information (unaudited)                 40

                  INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Dain Rauscher Corporation:

  We have audited the accompanying consolidated balance sheets of Dain Rauscher Corporation (formerly Interra Financial Incorporated) as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the table of contents on page 45 hereof. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dain Rauscher Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 5, 1998

                    DAIN RAUSCHER CORPORATION
              Consolidated Statements of Operations
            (In thousands, except per-share amounts)

                                       Year ended December 31,
                                    ----------------------------
                                       1997     1996      1995
                                    --------  --------  --------
Revenues:
  Commissions                       $274,847  $223,084  $175,987
  Principal transactions             152,150   169,040   179,180
  Investment banking and
   underwriting                      111,280   111,391    89,763
  Interest                           122,492   110,551   109,393
  Asset management                    46,304    35,890    27,088
  Correspondent clearing              19,827    15,806    12,484
  Other                               23,775    17,554    12,852
                                     -------   -------   -------
Total revenues                       750,675   683,316   606,747

Interest expense                     (58,573)  (57,560)  (64,777)
                                     -------   -------   -------

Net revenues                         692,102   625,756   541,970
                                     -------   -------   -------
Expenses excluding interest:
  Compensation and benefits          427,599   385,905   345,834
  Communications                      46,450    43,301    40,624
  Occupancy and equipment rental      41,512    35,870    33,019
  Travel and promotional              30,293    24,296    20,665
  Floor brokerage and clearing fees   12,328    10,271     9,714
  Other                               42,165    38,711    35,843
  Restructuring charge                15,000         -         -
                                     -------   -------   -------

Total expenses excluding interest    615,347   538,354   485,699
                                     -------   -------   -------
Earnings:
  Earnings before income taxes        76,755    87,402    56,271
  Income tax expense                 (27,480)  (30,591)  (20,398)
                                     -------   -------   -------

Net earnings                         $49,275   $56,811   $35,873
                                     =======   =======   =======
Earnings per share:
  Basic                               $ 4.01    $ 4.68    $ 2.96
                                     =======   =======   =======

  Diluted                             $ 3.77    $ 4.49    $ 2.85
                                     =======   =======   =======

See accompanying notes to consolidated financial statements.

                    DAIN RAUSCHER CORPORATION
                   Consolidated Balance Sheets
                     (Dollars in thousands)
                                                December 31,
                                         ----------------------
                                             1997        1996
                                         -----------  ---------
Assets:
 Cash and cash equivalents               $   35,909  $   34,387
 Cash and short-term investments
  segregated for regulatory purposes              -      15,000
 Receivable from customers                1,170,160   1,035,847
 Receivable from brokers and dealers        229,421     202,040
 Securities purchased under agreements
  to resell                                 135,777      81,631
 Trading securities owned                   541,511     288,824
 Equipment, leasehold improvements and
  buildings, at cost, less accumulated
  depreciation of $42,800 and $31,330,
  respectively                               42,376      32,946
 Other receivables                           80,867      75,685
 Deferred income taxes                       44,868      39,704
 Other assets                                23,512      21,361
                                          ---------   ---------
                                         $2,304,401  $1,827,425
                                          =========   =========
Liabilities and Shareholders' Equity:
Liabilities:
 Short-term borrowings                   $  179,000  $   25,000
 Drafts payable                              83,499      69,989
 Payable to customers                       601,949     869,641
 Payable to brokers and dealers             580,970     229,852
 Securities sold under repurchase
  agreements                                170,906      57,967
 Trading securities sold, but not yet
  purchased                                 127,364      58,805
 Accrued compensation                       128,463     119,244
 Other accrued expenses and accounts
  payable                                    97,500      93,751
 Subordinated and other debt                 15,659      27,290
                                          ---------   ---------
                                          1,985,310   1,551,539
                                          ---------   ---------
Shareholders' equity:
 Common stock (1997:  issued 12,367,447
  and outstanding 12,275,104 shares; 1996:
  issued and outstanding 12,174,968
  shares)                                     1,546       1,522
 Additional paid-in capital                  89,321      81,316
 Retained earnings                          233,419     193,048
 Treasury stock, at cost                     (5,195)          -
                                          ---------   ---------
                                            319,091     275,886
                                          ---------   ---------
                                         $2,304,401  $1,827,425
                                          =========   =========

See accompanying notes to consolidated financial statements.

                    DAIN RAUSCHER CORPORATION
         Consolidated Statements of Shareholders' Equity
            (In thousands, except per-share amounts)

                          Common Stock   Additional
                      Shares               Paid-In    Retained    Treasury  Shareholders'
                    Outstanding  Amount    Capital    Earnings      Stock     Equity
                    -----------  ------    -------    --------      -----     ------
Balances at
 December 31, 1994    12,062    $1,508    $73,434    $120,478      $     -   $195,420
                      ------     -----     ------     -------       ------    -------
Net earnings               -         -          -      35,873            -     35,873
Repurchase of
 common stock           (297)      (38)         -      (6,811)           -     (6,849)

Common stock issued
 upon exercise of
 stock options           280        36      2,277           -            -      2,313

Restricted common
 stock issued and
 amortized                20         2         53           -            -         55

Stock credited to
 deferred
 compensation plan
 participants              -         -        859           -            -        859

Cash dividends on
 common stock
 ($.42-2/3 per share)      -         -          -      (5,177)           -     (5,177)
                      ------     -----     ------     -------        -----    -------
Balances at
 December 31, 1995    12,065     1,508     76,623     144,363            -    222,494
                      ------     -----     ------     -------        -----    -------
Net earnings               -        -           -      56,811            -     56,811

Repurchase of
 common stock            (59)      (7)          -      (1,334)           -     (1,341)

Common stock
 issued upon exercise
 of stock options        136       17        1,217          -            -      1,234

Restricted common
 stock issued and
 amortized                33        4          342          -            -        346

Stock credited
 to deferred
 compensation plan
 participants              -        -        3,134          -            -      3,134

Cash dividends on
 common stock
 ($.56 per share)          -        -            -     (6,792)          -     (6,792)
                      ------    -----       ------    -------       -----    ------
Balances at
 December 31, 1996    12,175    1,522       81,316    193,048           -     275,886
                      ------    -----       ------    -------       -----     -------

Net earnings               -        -            -     49,275           -      49,275

Treasury stock
 purchased               (92)       -            -          -      (5,195)     (5,195)

Common stock issued
 upon exercise
 of stock options        146       18        1,761          -           -       1,779

Restricted common
 stock issued and
 amortized                46        6          393          -           -         399

Stock credited to
 deferred
 compensation plan
 participants              -        -        4,941          -           -       4,941

Cash dividends on
 common stock
 ($.72 per share)          -        -            -     (8,904)          -      (8,904)

Tax benefits from
 stock incentive plans     -        -          910          -           -         910
                      ------    -----       ------    -------       ------    -------
Balances at
 December 31, 1997    12,275   $1,546      $89,321   $233,419      $(5,195)  $319,091
                      ======    =====       ======    =======       ======    =======

See accompanying notes to consolidated financial statements.

                    DAIN RAUSCHER CORPORATION
              Consolidated Statements of Cash Flows
                         (In thousands)

                                       Year ended December 31,
                                    ----------------------------
                                       1997     1996      1995
                                    --------  --------  --------
Cash flows from operating
 activities:
 Net earnings                     $ 49,275  $ 56,811  $ 35,873
 Adjustments to reconcile net
  earnings to cash provided by
  operating activities:
   Depreciation and amortization    11,764     9,563     8,973

   Deferred income taxes            (5,164)   (7,711)   (2,992)
   Other non-cash items             16,200     8,626    10,486
   Cash and short-term investments
    segregated for regulatory
    purposes                        15,000   396,000   (73,000)
   Securities purchased under
    agreements to resell           (54,146)   (1,398)  118,328
   Net trading securities owned
    and trading securities sold,
    but not yet purchased         (184,128)   31,823   (59,503)
   Other receivables                (5,182)    5,153    (2,051)
   Drafts payable and short-term
    borrowings of securities
    companies                      117,510   (52,442)  (22,783)
   Net receivable from/payable
    to customers                  (402,005) (384,511)   60,411
   Net receivable from/payable
    to brokers and dealers         323,737    30,987    (8,617)
   Securities sold under
    repurchase agreements          112,939   (62,841)  (53,164)
   Accrued compensation              9,219    23,256    27,233
   Other                            (8,331)   (9,809)    3,412
                                   -------   -------  -------
Cash provided (used) by operating
 activities                         (3,312)   43,507    42,606
                                   -------   -------  -------

Cash flows from financing activities:
 Proceeds from:
  Revolving credit agreement, net   50,000         -         -
  Issuance of common stock           1,779     1,580     2,368
 Payments for:
  Subordinated and other debt      (11,631)  (14,120)  (5,613)
  Dividends on common stock         (8,904)   (6,792)  (5,177)
  Purchase of common stock          (5,195)   (1,341)  (6,849)
  Revolving credit agreement, net        -         -  (15,000)
                                   -------   -------  -------
Cash provided (used) by financing
 activities                         26,049   (20,673) (30,271)
                                   -------   -------  -------
Cash flows from investing
 activities:
 Proceeds from investment dividends
  and sales                          1,768     1,227    1,826
 Payments for equipment,
  leasehold improvements and other (22,983)  (15,841) (10,758)
                                   -------   -------  -------
Cash (used) by investing
 activities                        (21,215)  (14,614)  (8,932)
                                   -------   -------  -------
Increase in cash and cash
 equivalents                         1,522     8,220    3,403
Cash and cash equivalents:
   At beginning of year             34,387    26,167   22,764
                                   -------   -------  -------
   At end of year                  $35,909   $34,387  $26,167
                                   =======   =======  =======

Cash income tax payments totaled $32,110,000 in 1997, $32,841,000 in 1996, and $18,884,000 in 1995. Cash interest payments totaled
$57,396,000, $56,901,000, and $64,592,000 in 1997,1996 and 1995,
respectively.

During the years ended December 31, 1997, 1996 and 1995, respectively, the Company had non-cash financing activity of $4,941,000, $3,134,000 and $859,000 associated with the crediting of common stock to deferred compensation plan participants.

See accompanying notes to consolidated financial statements.

           Notes to Consolidated Financial Statements
          Years ended December 31, 1997, 1996 and 1995

Dain Rauscher Corporation

A.  Summary of Significant Accounting Policies

  Nature of Business: Dain Rauscher Corporation (the "Company") is a Minneapolis, Minnesota-based holding company that provides advice and services to individual investors in the western United States and investment banking services to corporate and governmental clients nationwide through its principal subsidiary, Dain Rauscher Incorporated ("Dain Rauscher"). The Company is also parent to Insight Investment Management, Inc., which manages the Great Hall money market funds and institutional fixed income accounts, and Dain Rauscher Lending Services Inc., which was formed in 1997 to make certain types of loans that are collateralized by customers' control and restricted securities. On January 2, 1998, the Company's name was changed to Dain Rauscher Corporation from Interra Financial Incorporated, and two of the Company's broker-dealer subsidiaries, Dain Bosworth Incorporated ("Dain Bosworth") and Rauscher Pierce Refsnes, Inc. ("Rauscher Pierce Refsnes"), were merged and renamed Dain Rauscher. The Company's third broker-dealer, Interra Clearing Services Inc. ("Clearing"), will be merged with Dain Rauscher on March 2, 1998.

  Basis of Presentation: The consolidated financial statements include the Company and its subsidiaries as of December 31, 1997:
Dain Bosworth, Rauscher Pierce Refsnes, Clearing, Interra Advisory Services Inc. and Interra Lending Services Inc. All subsidiaries are wholly owned and all inter-company balances and transactions have been eliminated in consolidation. Certain prior-year amounts in the consolidated financial statements have been reclassified to conform to the 1997 presentation.

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

  Trading securities owned, trading securities sold, but not yet purchased, and derivative financial instruments are stated at market value. Unrealized gains and losses on such securities are recognized currently in revenues from principal transactions. Market value is determined by using public market quotations, quoted prices from dealers or recent market transactions, depending upon the underlying security.

  The Company may, from time to time, receive equity instruments as a portion of its compensation for certain underwriting activity. Such instruments are accounted for as investments and are recorded at the lower of cost or market, which is generally zero. The Company also owns certain non-marketable investments accounted for at lower of cost or market, which are included in other assets.

  Repurchase Transactions: Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under repurchase agreements are accounted for as financing transactions and are recorded at the contract amount at which the securities will subsequently be resold or reacquired, plus accrued interest. Generally, these transactions may be terminated on short notice by the Company or its counterparies.

  Other Receivables: Included in other receivables are forgivable loans made to investment executives and other revenue-producing employees, typically in connection with their recruitment. Such loans are forgivable based on continued employment and are amortized over the life of the loan, which is generally three to five years, using the straight-line method.

  Treasury Stock: Treasury stock is recorded at cost and includes common shares repurchased by the Company subsequent to December 31, 1996, as well as shares purchased from stock incentive plan participants.

  Depreciation and Amortization: Equipment is depreciated using the straight-line method over estimated useful lives of two to eight years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

  Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax liabilities and assets and the resultant provision for income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Fair Values of Financial Instruments: Substantially all of the Company's financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The fair value of the Company's borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at December 31, 1997.

  Stock-Based Compensation: The Company accounts for stock option grants under APB Opinion No. 25 (APB 25) and, accordingly, does not recognize compensation expense related to option grants. The Company applies the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." For grants of restricted stock, the Company amortizes the value of such shares as determined on grant date to compensation expense and equity over the vesting period.

  Recent Accounting Pronouncements:  In June 1996, the Financial
Accounting Standards Board issued SFAS 125, "Transfers and
Servicing of Financial Assets and Extinguishments of
Liabilities." The Company adopted the provisions of SFAS 125 on January 1, 1998. The adoption of SFAS 125 did not have a material effect on the Company's consolidated financial statements.

  Use of Estimates: Management of the Company has made certain estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent liabilities in preparing these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

  Earnings Per Share: The Company adopted SFAS 128, "Earnings per Share," during the fourth quarter of 1997 and has restated prior-year amounts. SFAS 128 requires the reporting of basic and diluted earnings per share amounts. Basic earnings per share are based upon the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share take into account the dilutive effect, if any, of stock options and other dilutive potential common shares outstanding during the period.

The following reconciliation illustrates the computation of basic and diluted earnings per share as prescribed under SFAS
128:

                                        Year ended December 31,
(In thousands, except per-share     -----------------------------
 data)                                1997      1996        1995
                                    -------    ------     -------
Net earnings                        $49,275    $56,811    $35,873
                                     ======     ======     ======
Weighted average common shares
 outstanding                         12,277     12,132     12,115

Dilutive effect of stock options
 (net of tax benefits)                  579        435        470
Shares credited to deferred
 compensation plan participants         204         98          -
                                     ------     ------     ------
                                     13,060     12,665     12,585
                                     ======     ======     ======
Basic earnings per
share                                 $4.01      $4.68      $2.96
                                     ======     ======     ======
Diluted earnings per share            $3.77      $4.49      $2.85
                                     ======     ======     ======

Options to purchase 186,400, 50,500, and 0 shares for 1997, 1996, and 1995, respectively, were not included in the computation of diluted earnings per share because options' exercise prices were greater than the average market price of the common shares for the period.

B.  Restructuring Reserve

  In conjunction with the adoption of a formal restructuring plan to combine Dain Bosworth, Rauscher Pierce Refsnes and Clearing into a single broker-dealer during the first quarter of 1998, the Company recorded a one-time, after-tax charge of $9.6 million ($15.0 million before taxes), or 74 cents per share diluted, against third-quarter 1997 earnings to cover severance and other restructuring costs. Substantially all of the $15.0 million of the restructuring costs will result in cash outflows, primarily during the fourth quarter of 1997 and first quarter of 1998. The Company expects that the restructuring will result in the elimination of approximately 120 positions, of which 87 had been eliminated by December 31, 1997. The composition of the $15.0 million charge was as follows: $12.0 million for severance and short-term retention payments to terminated employees; $0.8 million for space consolidation expenditures, and the remaining $2.2 million for other expenditures including costs of changing the Company's name, relocation, outplacement services and professional fees related to the restructuring. As of December 31, 1997, $4.1 million in expenditures had been charged to the reserve, with approximately $3.1 million relating to severance costs and the remaining $1.0 million relating to the name change, relocation, outplacement services and professional fees. The Company believes this charge will be adequate to cover all restructuring expenditures.

C.  Receivable From and Payable to Customers

  The amounts receivable from customers primarily represent margin balances. Other customer receivables and payables result from cash transactions. Securities owned by customers and held as collateral for receivables and securities sold short by customers are not reflected in the consolidated financial statements.

D.  Receivable From and Payable to Brokers and Dealers

                                                December 31,
                                           --------------------
(In thousands)                               1997       1996
                                           --------   ---------
Receivable from brokers and dealers:
  Deposits for securities borrowed         $164,917   $158,246
  Securities failed to deliver               58,673     35,570
  Clearing organizations, correspondent
   brokers and other                          5,831      8,224
                                            -------    -------
                                           $229,421   $202,040
                                            =======    =======
Payable to brokers and dealers:
  Deposits for securities loaned           $538,588   $178,900
  Securities failed to receive               34,627     34,384
  Clearing organizations, correspondent
   brokers and other                          7,755     16,568
                                            -------    -------
                                           $580,970   $229,852
                                            =======    =======

Securities failed to deliver and receive represent the contract value of securities which have not been delivered or received subsequent to settlement date. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received in connection with the transaction. Generally, these transactions may be terminated on short notice by the Company or its counterparties. Securities borrowed transactions require the Company to deposit cash or other collateral with the lender. With respect to securities loaned, the Company receives cash or other collateral. The initial collateral advanced or received has a market value equal to or greater than the market value of the securities borrowed or loaned. The Company monitors the market value of the securities borrowed and loaned on a daily basis and requests additional collateral or returns excess collateral, as appropriate.

E.  Trading Securities

The market values of trading securities are summarized as follows:

                                                December 31,
                                           --------------------
(In thousands)                               1997       1996
                                           --------   ---------
Owned:
  U.S. government and government agency
    securities                             $320,646   $154,801
  Municipal securities                      157,336     67,474
  Corporate fixed income and other
    securities                               42,957     53,597
  Equity securities                          20,572     12,952
                                            -------    -------
                                           $541,511   $288,824
                                            =======    =======
Sold, but not yet purchased:
  U.S. government, government agency and
    municipal securities                   $122,265    $52,328
  Corporate and other securities              5,099      6,477
                                           $127,364    $58,805
                                            =======    =======

F.  Short-Term Borrowings

  Short-term borrowings of the securities subsidiaries at December 31, 1997 and 1996, consist of $129.0 million and $25.0 million, respectively, in bank loans on uncommitted lines of credit. The majority of these borrowings are collateralized by trading securities owned and customers' margin securities, and have a floating rate of interest approximately 50 basis points above the Federal Funds rate which was 6.5 percent at December 31, 1997. The market value of trading securities pledged as collateral at December 31, 1997, was $151.4 million. At December 31, 1997, approximately $396 million of additional credit was available under uncommitted credit lines.

  Revolving credit loan borrowings and irrevocable letters of credit are available under a commitment totaling $50 million.
The facility expires June 25, 1998, and may be extended for up to three additional one-year periods. Loans under this facility are unsecured and bear interest at a floating rate of Federal Funds plus 85 basis points. Amounts outstanding under the revolving credit facility at December 31, 1997, were $50.0 million and the applicable interest rate was 7.0 percent. No amounts were outstanding as of December 31, 1996. The Company must maintain certain levels of net worth and regulatory net capital under the agreement.

The Company also has a $50 million uncommitted credit facility available to finance loans made to customers through Dain Rauscher Lending Services Inc. Such customer loans are collateralized by customers' securities. The facility bears interest at a floating rate approximating 75 basis points over the Federal Funds rate. No amounts related to this facility were outstanding at December 31, 1997.

G.  Subordinated and Other Debt   December 31,

                                                December 31,
                                           --------------------
(In thousands)                               1997       1996
                                           --------   ---------
Subordinated debt of securities
 subsidiaries                              $ 9,000    $20,667
Other debt:
  Capital lease obligations (Note I)         6,659      5,794

Other                                            -        829
                                            ------     ------
                                           $15,659    $27,290
                                            ======     ======

  The four-year subordinated bank loans of the securities subsidiaries qualify as regulatory capital. The loans require monthly, interest-only payments throughout the four-year terms, with equal quarterly principal payments during years two through four. The outstanding subordinated debt bears a floating rate of interest of approximately 2.5 percent to 2.75 percent above the London Interbank Offered Rates. At December 31, 1997, the weighted average interest rate on all of the Company's subordinated debt was 8.4 percent.

  The subordinated bank loans and other debt are payable in 1998.

H.  Shareholders' Equity

  Common Stock: The common stock has a par value of $.125 per share; 30,000,000 shares are authorized. In 1996 the Company completed the repurchase of 600,000 shares of common stock at a total cost of $11.8 million under a program that was initiated in 1994. Under this program the Company repurchased and subsequently retired 59,000 and 297,000 shares in 1996 and 1995, respectively. In August 1996 and December 1997, respectively, the Company's Board of Directors authorized additional programs to repurchase up to 100,000 and 600,000 shares of the Company's common stock. Purchases of the common stock may be made from time to time at prevailing prices in the open market, by block purchases, or in privately negotiated transactions. The repurchased shares will be held as treasury stock and used for the Company's employee stock option and other benefit plans, or for other corporate purposes. During 1996 no shares were repurchased pursuant to the 100,000 share program. During 1997, the Company repurchased 87,568 shares at a total cost of $4.8 million pursuant to the 100,000 share program and no shares pursuant to the 600,000 share program.

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

  At December 31, 1997, 2,924,000 shares of the Company's common stock were reserved for issuance under the 1996 Stock Incentive Plan; 1,930,212 shares were reserved for issuance under the 1986 Stock Option Plan; and 159,000 shares were reserved for issuance to the Company's retirement plan.

  Stock Compensation Plans: The Company maintains two fixed stock compensation plans, the 1986 Stock Option Plan (1986 Plan) and the 1996 Stock Incentive Plan (1996 Plan), which are used to provide stock incentives to key employees and outside directors. Each plan authorizes the grant of incentive and non-qualified options and the 1996 Plan also authorizes the grant of restricted and other stock awards. The Company made its final grants under the 1986 Plan in February 1996. The 1996 Plan requires and the Company under the 1986 Plan made, but did not require, all option grants at 100 percent of the fair market value of the shares at the date of grant. Options generally become exercisable at rates of 20, 50 and 100 percent as of two, three and four years, respectively, after the date of grant and expire 10 years from date of grant. Options granted to outside directors become exercisable six months after grant date and expire five years after grant date. At December 31, 1997, 2,523,100 shares of common stock were available for grant under the 1996 Plan.

The Company applies APB 25 and its interpretations in accounting for its stock incentive plans. Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock option grants. Had compensation expense been determined based on the fair value of the options at the grant date for 1997, 1996 and 1995 awards consistent with SFAS 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       Year ended December 31,
(In thousands, except per-share    -----------------------------
  amounts)                           1997       1996      1995
                                   -----------------------------
Net earnings:
  As reported                      $49,275   $56,811    $35,873
  Pro forma                         47,914    56,392     35,681

Earnings per share:
Basic:
  As reported                        $4.01     $4.68      $2.96
  Pro forma                           3.90      4.65       2.95
Diluted:
  As reported                         3.77      4.49       2.85
  Pro forma                           3.67      4.45       2.84


The weighted average per-share fair value of options granted during 1997, 1996 and 1995, was $17.55, $7.96 and $4.51, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yields of 1.5 percent, 2.3 percent and 2.7 percent; expected volatility of 36.6 percent in 1997 and 30.2 percent for 1996 and 1995; risk-free interest rates of 4.8 percent, 5.0 percent and 5.9 percent; and expected lives of five years. Pro forma amounts may not be indicative of future results.

The following table summarizes the activity related to the Company's stock option plans for each of the last three years:

                        1997            1996            1995
                  ----------------- --------------- ---------------
                           Weighted        Weighted        Weighted
                           Average         Average         Average
                           Exercise        Exercise        Exercise
                   Shares   Price   Shares   Price   Shares   Price
                   ------   -----   ------   -----   ------   -----
Options
outstanding at
beginning of
 year           1,304,045  $17.14 1,243,987 $14.71 1,303,500 $13.11
Granted           419,800   49.90   260,600  24.86   357,900  16.38
Exercised        (155,955)  12.90  (140,492)  9.66  (298,493)  8.73
Canceled          (98,565)  24.87   (60,050) 17.86  (118,920) 17.19
                ---------   ----- ---------  ----- ---------  -----
Options
outstanding at
end of year     1,469,325  $26.51 1,304,045 $17.14 1,243,987 $14.71
                =========   ===== =========  ===== =========  =====
Options
exercisable at
end of year       551,700           405,980          268,837
                =========         =========        =========
Price range of
outstanding
options        $4.58-$59.44      $4.58-$33.38     $4.58-$20.83
Price range
of exercised
options        $4.67-$20.83      $4.58-$20.83     $4.33-$20.83

Weighted-average
fair value of
options granted
during the year    $17.55             $7.96            $4.51


The following table summarizes currently outstanding and exercisable options at December 31, 1997:

                      Options Outstanding     Options Exercisable
                      Weighted
           Number      Average   Weighted                Weighted
 Range of   Out-      Remaining  Average     Number       Average
 Exercise  standin   Contractual Exercise  Exercisable   Exercise
  Prices  at 12/31/97   Life      Price    at 12/31/97     Price
--------- ----------- ---------- -------- ------------  ---------
$ 4.58-$ 4.67   69,250  2.6 years $ 4.61     69,250      $ 4.63
$10.00-$15.83  489,125  5.9        14.33    319,525       13.53
$16.83-$22.38  446,050  6.9        21.23    162,925       20.50
$25.38-$33.38   68,000  8.7        30.44          0           0
$42.75-$59.44  396,900  9.4        50.59          0           0
             ---------             -----    -------       -----
             1,469,325            $26.51    551,700      $14.47
             =========             =====    =======       =====

The Company's closing stock price on December 31, 1997, was $69.00.

Net of cancellations, the Company issued 42,770, 33,131 and 19,743 shares of common stock to key employees and outside directors in 1997, 1996 and 1995, respectively, which are restricted in that such shares are subject to certain vesting provisions. The restricted shares awarded had weighted average per-share fair values at grant date of $58.80, $25.07 and $20.18 in 1997, 1996 and 1995, respectively, and resulted in compensation expense of $399,000, $355,000 and $20,000 being recorded in the consolidated financial statements in 1997, 1996 and 1995, respectively.

I.  Commitments and Contingent Liabilities

  Leases: The Company and its subsidiaries lease office space, furniture and communications and data processing equipment under several noncancelable leases. Most office space leases are subject to escalation and provide for the payment of real estate taxes, insurance and other expenses of occupancy, in addition to rent.

  Aggregate minimum rental commitments as of December 31, 1997, are as follows:

                                         Capital    Operating
(In thousands)                            leases      leases
                                         -------    ---------
1998                                      $7,052     $19,000
1999                                           -      16,725
2000                                           -      13,370
2001                                           -      11,272
2002                                           -       9,720
Thereafter                                     -      50,550
                                           -----     -------
Total minimum lease payments               7,052    $120,637
Less amount representing interest           (393)    =======
                                           -----
Present value of minimum lease payments   $6,659
                                           =====

  Rental expense for operating leases was $27,679,000, $25,558,000, and $25,771,000, for the years ended December 31, 1997, 1996 and 1995, respectively. Included in net equipment, leasehold improvements and buildings at December 31, 1997 and 1996, is $2,230,000 and $3,837,000, respectively, for leases which have been capitalized.

Litigation:   The Company and/or its securities subsidiaries are
defendants in various actions, suits and proceedings before a court or arbitrator or by a governmental agency. Such matters involve alleged violations of federal and state securities laws and other laws. Certain of these actions, including certain of the actions described in more detail below, claim substantial damages and, if determined adversely to the Company and/or its subsidiaries, could have a material adverse effect on the consolidated financial condition or results of operations of the Company.

  The Company and Dain Bosworth have been named as defendants in eleven actions brought in connection with losses suffered under single premium deferred annuities issued by Midwest Life Insurance Company ("MWL"), a former subsidiary acquired by the Company in 1980 and sold by it in early 1986. Such annuities were sold primarily through the private client sales force of Dain Bosworth. MWL, which was sold by the Company in 1986 and was sold twice thereafter, was declared insolvent and ordered liquidated in August 1991 by the State of Louisiana, the jurisdiction to which its final owners relocated it. Generally, MWL policyholders have been reimbursed for their losses up to $100,000 per holder by the state guaranty associations, and the policyholders and state guaranty associations, between them, have received approximately $.30 for each $1.00 of loss in liquidation payments from the liquidator of MWL's estate. The plaintiffs (or real parties in interest) in the first ten of these cases are the Life and Health Guaranty Associations of each of Colorado, Iowa, Minnesota, Montana, Nebraska, North Dakota, Oregon, South Dakota, Washington and Wyoming, which claim to have succeeded to the rights of policyholders they reimbursed for MWL losses, and/or certain individual policyholders. They allege common law fraud, breach of fiduciary duty, negligence and negligent misrepresentation. The plaintiff in the eleventh action is the liquidator of MWL's estate. It alleges RICO violations, breach of fiduciary duty and conspiracy to breach fiduciary duty. The plaintiff guaranty associations and individuals seek to recover in excess of $64 million in compensatory damages, as well as punitive damages, interest, costs, attorneys' fees and other relief. The liquidator of MWL's estate also seeks to recover
treble damages.   By Louisiana statute, the compensatory damages
sought by the liquidator would in large part be distributed to the insurance guaranty association and individual policyholders who are plaintiffs in the first ten actions. The Company and Dain Rauscher, as successor to Dain Bosworth, believe they have substantial and meritorious defenses available and are defending themselves vigorously in these actions.

  Rauscher Pierce Refsnes and one of its officers are named as defendants in an action by the Federal Deposit Insurance Corporation ("FDIC"), as successor to The Resolution Trust Corporation ("RTC"), alleging negligence, breach of contract, breach of fiduciary duty and fraud in connection with the May 1991 sale by the RTC of the stock of WESAV Mortgage Corporation ("WESAV"). Rauscher Pierce Refsnes acted as the broker for the sale. Smith Barney, which acted as the RTC's financial advisor, Express America Holdings Corporation, the successor to the winning bidder and certain individual officers of Express America and WESAV were also named as defendants in this action but have since reached settlement agreements with the FDIC. The plaintiff seeks alleged compensatory damages of approximately $15 million and punitive damages of $60 million. Dain Rauscher, as successor to Rauscher Pierce Refsnes, and its officer believe they have substantial and meritorious defenses available and are defending themselves vigorously in this action.

  Rauscher Pierce Refsnes has also been named as a defendant in an action brought by Orange County, California, in connection with five note offerings for an aggregate of $975 million by the County in June through August of 1994. The County alleges that Rauscher Pierce Refsnes acted as its financial advisor in connection with these offerings and that, by failing to apprise it of the alleged risks involved in the Orange County Investment Pool (the "OCIP") and prevent the issuance of allegedly inaccurate official statements, Rauscher Pierce Refsnes became liable for breach of contract, professional negligence, breach of fiduciary duty and aiding and abetting breaches of fiduciary duty committed by the County's Treasurer and Assistant Treasurer. Rauscher Pierce Refsnes denies the County's allegations, including those relating to Rauscher's role in connection with these transactions. The County seeks to recover at least $500 million in damages for losses it allegedly suffered in the OCIP from Rauscher Pierce Refsnes and defendants in other actions. Dain Rauscher, as the successor of Rauscher Pierce Refsnes, believes it has substantial and meritorious defenses available and is defending itself vigorously in this action.

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

J.  Trading Activities and Financial Instruments with Off-
Balance-Sheet Risk

  Dain Rauscher is a dealer in corporate, tax-exempt and governmental fixed income securities and corporate equity securities and may recognize profits or losses on transactions in, or fluctuations in the value of, such securities held in inventory. Internal guidelines intended to limit the size and risk of inventories maintained have been established and are periodically reviewed. These inventories are held primarily for distribution to Dain Rauscher's individual and institutional clients in order to meet those clients' needs. Revenues from principal transactions for the two years ended December 31, 1997, originate from the following:

<CATPION>
                                           December 31,
                                   ---------------------------
(In thousands)                           1997        1996
                                   ------------  -------------
Equity securities                     $75,699       $89,251
Municipal securities                   32,100        29,451
Government securities                  19,289        20,826
Corporate fixed income securities      15,483        20,371
Mortgage-backed and other securities    9,579         9,141
                                      -------       -------
                                     $152,150      $169,040
                                      =======       =======

  Dain Rauscher sells securities not yet purchased (short sales) for its own account, primarily to hedge its fixed income trading securities. The establishment of short positions exposes the Company to off-balance-sheet market risk in the event prices increase, as the Company may be obligated to acquire the securities at prevailing market prices.

  The Company periodically hedges its fixed income trading inventories with financial futures or option contracts. At December 31, 1997 and 1996, respectively, the Company had open commitments to sell under financial futures contracts with notional amounts of $20.6 million and $6.9 million. The Company had no written option contracts at December 31, 1997 or 1996.
The fair market values of these contracts was not material at December 31, 1997 or 1996. In addition, the average fair market values of these contracts during 1997 and 1996 were not material. Such option and financial futures contracts expose the Company to off-balance-sheet market risk in the event that the changes in interest rates do not closely correlate with the change in the security price. Transactions in futures contracts are conducted through regulated exchanges which guarantee performance of counterparties and are settled in cash on a daily basis, thereby
minimizing credit risk.   Maintaining futures contracts typically
requires the Company to deposit cash or securities with an exchange or other financial intermediary as security for its obligations. Additional cash or securities may be required to be deposited thereafter due to fluctuations in the market value of the futures contract. In writing option contracts, the Company receives a premium from the purchaser in exchange for incurring an obligation to purchase or sell securities upon exercise of the
option.   These obligations may require the Company to purchase
securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill its obligations under the contracts. Other than as described, the Company does not enter into other derivative financial instruments with off-balance-sheet risk. Derivative financial instruments held or issued for trading purposes were immaterial to the consolidated financial statements. The Company's exposure to credit risk is represented by the fair value of trading securities owned.

  In the normal course of business, the Company's activities involve the execution, settlement and financing of various securities transactions. These activities may expose the Company to off-balance-sheet credit and market risks in the event the customer or counterparty is unable to fulfill its contractual obligations. Such risks may be increased by volatile trading markets.

  In the normal course of business, the Company enters into when-issued underwriting and purchase commitments. Transactions relating to such commitments open at year end and subsequently settled had no material effect on the consolidated financial statements.

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

The Company may pledge firm or customer margin securities for bank loans, repurchase agreements, securities loaned or to satisfy margin deposits of clearing organizations. All repurchase agreements are collateralized by cash or securities delivered by the Company. In the event the counterparty is unable to return such securities pledged, the Company may be exposed to the risks of acquiring the securities at prevailing market prices or holding collateral possessing a market value less than that of the related pledged securities. The Company seeks to control these risks by monitoring the market value of securities pledged and requiring adjustments of collateral levels where necessary. At December 31, 1997, the market value of such securities pledged approximated the borrowings outstanding.

K.  Regulatory Requirements

  The Company's securities subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule. Clearing, the Company's operations subsidiary until February 28, 1998, cleared and settled trades for Dain Rauscher. Clearing carried all customer accounts, extended margin credit to customers, paid interest on credit balances of customers and invested any excess customer balances. As a result, Clearing was subject to the Uniform Net Capital Rule whereby net capital of not less than 2 percent of aggregate debit items must be maintained. The New York Stock Exchange, Inc. also may require a member organization to reduce its business if regulatory net capital is less than 4 percent of such aggregate debit items, and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of such aggregate debit items. At December 31, 1997, net capital was $89.4 million at Clearing, which was 7.2 percent of aggregate debit balances and $27.1 million in excess of the 5-percent requirement. At December 31, 1997, Dain Bosworth and Rauscher Pierce Refsnes had net capital requirements of $1.0 million each as neither firm carried customer balances on its balance sheet. At December 31, 1997, Dain Bosworth and Rauscher Pierce Refsnes had net capital of $33.9 million and $23.3 million, respectively, in excess of their minimum requirements. Beginning in March 1998, only Dain Rauscher, the Company's single remaining broker-dealer, is subject to the Uniform Net Capital Rule and, accordingly, must maintain net capital of at least 2 percent of aggregate debit items.

  Rule 15c3-3 of the Securities Exchange Act of 1934 specifies certain conditions under which brokers and dealers carrying customer accounts may be required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Amounts to be maintained are computed in accordance with a formula defined in the Rule. At December 31, 1997, the Company was not required to have any amounts segregated in special reserve accounts.

L.  Employee Benefit Plans

  The Company sponsors a retirement plan which covers substantially all full-time employees who are at least 21 years
of age and have been employed for at least six months.    Partici
pants may contribute on a pretax basis up to 12 percent of eligible compensation to the plan subject to certain aggregate limitations; the Company then matches up to 5 percent of eligible compensation at a 40-percent rate. Matching contributions are limited to $3,000 per employee annually and are paid to the stock fund within the plan. Also, at the end of each year, a profitability-based contribution, as determined by the Company's Board of Directors, is made to the plan. The minimum required contribution is 3 percent of eligible compensation.

  The Company's policy is to fund plan costs currently. Earnings have been charged for contributions, net of forfeitures, to the plan as follows: $15,759,000, $18,901,000 and $16,880,000 for
1997, 1996 and 1995, respectively.

M.  Income Taxes

  Income tax expense consists of the following:

                                      Year ended December 31,
                                     --------------------------
(In thousands)                         1997     1996     1995
                                     -------  -------  --------
Current:
   Federal                           $27,561  $32,896  $20,183
   State                               5,083    5,534    3,207
Deferred:
   Federal                            (4,360)  (6,710)  (2,410)
   State                                (804)  (1,129)    (582)
                                      ------   ------   ------
                                     $27,480  $30,591  $20,398
                                      ======   ======   ======

  A reconciliation of ordinary federal income taxes (based on a rate of 35 percent) with the actual tax expense provided on earnings is as follows:

                                      Year ended December 31,
                                     --------------------------
(Dollars In thousands)                1997     1996     1995
                                     -------  -------  --------

Ordinary federal income tax expense  $26,864  $30,590  $19,695
State income taxes, net of federal
 tax benefit                           3,229    3,249    1,599
Tax-exempt interest, net of related
 interest expense                     (1,428)    (872)  (1,324)
Other                                 (1,185)  (2,376)     428
                                      ------   ------   ------
                                     $27,480  $30,591  $20,398
                                      ======   ======   ======

Effective tax rate                      35.8%    35.0%    36.3%
                                      ======   ======   ======

  The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are:

                                           December 31,
                                        -------------------
(In thousands)                           1997        1996
                                        -------     -------
Deferred tax assets:
  Accruals not currently deductible     $40,873     $36,025
  Tax attributes acquired                 1,120       1,632
  Fixed assets                            2,506       1,573
  Other                                     597         514
                                         ------      ------
                                         45,096      39,744
                                         ------      ------
Deferred tax liabilities:
  Other                                    (228)        (40)
                                         ------      ------
                                        $44,868     $39,704
                                         ======      ======

  The Company has determined that it is not required to establish a valuation allowance for the deferred tax asset since it is more likely than not that the deferred tax asset will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, and,
to a lesser extent, future taxable income.   The Company's
conclusion that it is more likely than not that the deferred tax asset will be realized is based on federal taxable income of over $184 million in the carryback period, substantial state taxable income in the carryback period, as well as prospects for continued earnings.

N.  Subsequent Event

On February 9, 1998, the Company announced that it had entered into an agreement to acquire Wessels, Arnold & Henderson, LLC, a privately held investment banking and institutional equity sales and trading firm based in Minneapolis. The approximate purchase price of $150 million includes $120 million in cash, up to $30 million face amount in five-year, subordinated debentures and other direct costs of the acquisition. The cash portion of the purchase price is expected to be paid from available cash and a new subordinated credit facility. The transaction will be accounted for as a purchase and is expected to be completed on March 31, 1998, pending regulatory approval.

                    DAIN RAUSCHER CORPORATION
                 QUARTERLY FINANCIAL INFORMATION
       (Unaudited, in thousands, except per-share amounts)


                       First      Second     Third     Fourth
                      Quarter    Quarter    Quarter    Quarter
                      -------    -------    -------    -------
1997
Net revenues         $165,962   $156,131   $181,368   $188,641
                      =======    =======    =======    =======
Earnings before
 income taxes         $24,389    $17,499    $10,991    $23,876
                      =======    =======    =======    =======
Net earnings          $15,755    $11,137     $7,056    $15,327
                      =======    =======    =======    =======
Per-share data:
 Basic net earnings     $1.29       $.91       $.57      $1.24
                      =======    =======    =======    =======
 Diluted net earnings   $1.22       $.86       $.54      $1.16
                      =======    =======    =======    =======
 Dividends               $.18       $.18       $.18       $.18
                      =======    =======    =======    =======

1996
Net revenues         $156,034   $153,843   $151,035   $164,844
                      =======    =======    =======    =======
Earnings before
 income taxes         $23,289    $19,954    $19,984    $24,175
                      =======    =======    =======    =======
Net earnings          $15,080    $13,028    $12,990    $15,713
                      =======    =======    =======    =======
Per-share data:
 Basic net earnings     $1.25      $1.07      $1.07      $1.29
                      =======    =======    =======    =======
 Diluted net earnings   $1.21      $1.04      $1.02      $1.23
                      =======    =======    =======    =======
 Dividends               $.11       $.15       $.15       $.15
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

                             PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
FORM 8-K:

(a) Documents filed as part of this Report:
                                                             Page
                                                             ----
1.  Financial statements:
    Reference is made to the table of contents to financial statements and financial statement schedule hereinafter
    contained                                                  45

2.  Financial statement schedules:
    Reference is made to the table of contents to financial
    statements and financial statement schedule hereinafter
    contained for all other financial statement schedules      45

3.  Exhibits:

Item No.        Item                         Method of Filing
------- -----------------------------  --------------------------
  3.1   Restated Certificate of        Incorporated by reference
        Incorporation of the Company.  to Exhibit 4.1 to the
                                       Company's Registration
                                       Statement on Form S-8
                                       dated May 13, 1997, File
                                       No. 333-26947.

  3.2   Amended and Restated Bylaws    Incorporated by reference
        of the Company.                to Exhibit 3.1 to the
                                       Company's Quarterly Report
                                       on Form 10-Q dated
                                       September 30, 1996.

  4.1   Rights Agreement dated         Incorporated by reference
        April 30, 1997.                to the Company's
                                       Registration Statement on
                                       Form 8 dated May 1, 1997.

  4.2   Credit Agreement dated         Incorporated by reference
        June 27, 1997.                 to Exhibit 4.1 to the
                                       Company's Quarterly Report
                                       on Form 10-Q dated June
                                       30, 1997.

  4.3   First Amendment to Credit      Filed herewith.
        Agreement dated December 22,
        1997.

 10.1*  1986 Stock Option Plan, as     Incorporated by reference
        amended on April 24, 1987,     to Exhibit 10(b) to the
        May 9, 1990, March 3, 1993     Company's Current Report
        and April 27, 1993.            on Form 8-K dated July 15,
                                       1993.

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

 10.7*  1996 Stock Incentive Plan.     Incorporated by reference
                                       to Exhibit 10 to the
                                       Company's Quarterly Report
                                       on Form 10-Q dated March
                                       31, 1996.

 10.8*  Offer of Employment and        Filed herewith.
        Amended Offer of Employment
        Agreements between the
        Company and William A.
        Johnstone dated May 28, 1996,
        and October 9, 1997,
        respectively.

 11     Computation of net earnings    Filed herewith.
        per share.

 21     List of subsidiaries.          Filed herewith.

 23     Independent Auditors' consent. Filed herewith.

 27     Financial Data Schedule.       Filed herewith.

 99     Cautionary Statements for      Filed herewith.
        Purposes of the "Safe Harbor"
        Provisions of the Private
        Securities Litigation Reform
        Act of 1995.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) Two reports on Form 8-K were filed during the fourth quarter of 1997.

(1)  Items Reported

     Item 5 - Other events (Combining Dain Bosworth and Rauscher
Pierce Refsnes; name change of registrant; restructuring of management team; and 1997 third quarter restructuring charge)

     Item 7 - Financial Statement and Exhibits

     Exhibit 99 - Press release including the combining of Dain
Bosworth and Rauscher Pierce Refsnes, the name change of registrant, the restructuring of registrant's management team and the 1997 third quarter restructuring charge.

     Date of earliest event reported - October 14, 1997.

     Financial Statements Filed - None

(2)  Items Reported

     Item 5 - Other events (Registrant's Board of Directors authorizing 600,000 share repurchase plan)

     Item 7 - Financial Statements and Exhibits

     Exhibit 99 - Press release regarding Board authorization of
600,000 share repurchase plan.

     Date of earliest event reported - December 9, 1997.

     Financial Statements Filed - None

REPORT FOR EMPLOYEE STOCK PURCHASE PLAN:

  The financial statements required by Form 11-K with respect to the Company's Retirement Plan will be filed by amendment hereto within 180 days of such plan's fiscal year end as permitted by Rule 15d-21.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated:

Signature                Title


Irving Weiser            Chairman of the Board, President, Chief
---------------------    Executive Officer
Irving Weiser            (Principal Executive Officer)
                         and Director

John C. Appel            Vice Chairman, Chief Financial Officer
---------------------    (Principal Financial and Accounting
John C. Appel            Officer) and Director

William A. Johnstone     Vice Chairman and Director
---------------------
William A. Johnstone

J. Evans Attwell         Director
---------------------
J. Evans Attwell

Susan S. Boren           Director
---------------------
Susan S. Boren

F. Gregory Fitz-Gerald   Director
---------------------
F. Gregory Fitz-Gerald

Walter F. Mondale        Director
---------------------
Walter F. Mondale

C.A. Rundell, Jr.        Director
---------------------
C.A. Rundell, Jr.

Robert L. Ryan           Director
---------------------
Robert L. Ryan

Arthur R. Schulze, Jr.   Director
---------------------
Arthur R. Schulze, Jr.


                    DAIN RAUSCHER CORPORATION
      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
          As of December 31, 1997 and 1996 and for each
              of the years in the three-year period
                     ended December 31, 1997

                        TABLE OF CONTENTS

                                                          Page
                                                          ----
Independent Auditors' Report                               24
Consolidated Financial Statements:
  Consolidated statements of operations                    25
  Consolidated balance sheets                              26
  Consolidated statements of shareholders' equity          27
  Consolidated statements of cash flows                    28
  Notes to consolidated financial statements               29

Financial Statement Schedule:

  Schedule III - Condensed financial information of the
  registrant                                               46

Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.

         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                        OF THE REGISTRANT

                    DAIN RAUSCHER CORPORATION
                        (Parent Company)

                    STATEMENTS OF OPERATIONS
                         (In thousands)

                                      Year ended December 31,
                                      -----------------------
                                        1997    1996    1995
                                      -------  ------  ------
Revenues:
 Management fees                      $18,941  $9,373  $5,980
 Facilities rental                        964   1,058   1,057
 Interest                               2,043   1,743   1,365
                                       ------  ------  ------
                                       21,948  12,174   8,402
                                       ------  ------  ------
Expenses:
 Compensation and benefits             12,475   8,010   4,988
 Interest                               2,218   2,011   1,947
 Other operating expenses              12,823   8,619   5,960
 Restructuring charge                  15,000       -       -
                                       ------  ------  ------
                                       42,516  18,640  12,895
                                       ------  ------  ------
Loss before income taxes and equity
 in subsidiaries' earnings            (20,568) (6,466) (4,493)
Income tax benefit                      7,851   2,520   1,929
                                       ------  ------  ------
Loss before equity in subsidiaries'
  earnings                            (12,717) (3,946) (2,564)
Equity in subsidiaries' earnings       61,992  60,757  38,437
                                       ------  ------  ------
Net earnings                          $49,275 $56,811 $35,873
                                       ======  ======  ======

See accompanying notes to condensed financial information.

         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT __ (Continued)
                    DAIN RAUSCHER CORPORATION
                        (Parent Company)
                         BALANCE SHEETS
                         (In thousands)
                                               December 31,
                                            -----------------
                                              1997     1996
                                            -------- --------
Assets:
 Cash                                       $    974 $  1,070
 Advances to subsidiaries (eliminated in
  consolidation)                              70,119   28,419
 Equipment, leasehold improvements and
  building, at cost, less accumulated
  depreciation of $13,489 and $12,498,
  respectively                                18,360   16,428
 Investment in subsidiaries, at cost, plus
  equity in undistributed earnings
  (eliminated in consolidation)              414,736  348,894
 Other assets                                  7,870    5,446
                                             -------  -------
                                            $512,059 $400,257
                                             =======  =======

Liabilities and Shareholders' Equity:
Liabilities:
 Short-term borrowings                      $ 50,000 $      -
 Advances from subsidiaries (eliminated
  in consolidation)                          102,300   87,630
 Accounts payable and accrued expenses        34,027   30,137
 Capital lease obligations and other debt      6,641    6,604
                                             -------  -------
                                             192,968  124,371
                                             -------  -------
Shareholders' equity:
 Common stock                                  1,546    1,522
 Additional paid-in capital                   89,321   81,316
 Retained earnings                           233,419  193,048
 Treasury stock                               (5,195)       -
                                             -------  -------
                                             319,091  275,886
                                             -------  -------
                                            $512,059 $400,257
                                             =======  =======

See accompanying notes to condensed financial information.


         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT __ (Continued)
                    DAIN RAUSCHER CORPORATION
                        (Parent Company)
                    STATEMENTS OF CASH FLOWS
                         (In thousands)

                                        Year ended December 31,
                                      --------------------------
                                        1997      1996     1995
                                      -------    ------   ------
Cash flows from operating activities:
Net earnings                         $ 49,275  $ 56,811  $35,873
Non-cash items included in earnings:
 Equity in net earnings of
 subsidiaries                         (61,992)  (60,788) (38,437)
 Depreciation, amortization and other   7,899     4,014    3,299
                                      -------   -------  -------
                                       (4,818)       37      735
Change in operating assets and
 liabilities                            9,917     7,054    4,423
                                      -------   -------  -------
Cash provided by operating activities   5,099     7,091    5,158
                                      -------   -------  -------
Cash flows from financing activities:
 Proceeds from:
  Revolving credit agreement           50,000         -        -
  Issuance of common stock              1,779     1,580    2,368
  Advances from subsidiaries, net           -    15,197   15,829
Payments for:
  Advances to subsidiaries, net       (27,030)        -        -
  Dividends on common stock            (8,904)   (6,792)  (5,177)
  Capital leases and other  debt       (1,288)   (2,454)  (2,473)
  Purchases of common stock            (5,195)   (1,341)  (6,849)
  Revolving credit agreement                -         -  (15,000)
                                      -------   -------  -------
Cash provided (used) by financing
 activities                             9,362     6,190  (11,302)
                                      -------   -------  -------
Cash flows from investing activities:
  Dividends from subsidiaries          10,648    13,170   18,700
  Investment in subsidiaries          (14,500)  (18,000)  (9,000)
  Purchases of fixed assets           (10,705)   (8,299)  (3,513)
                                      -------   -------  -------
Cash provided (used) by investing
 activities                           (14,557)  (13,129)   6,187
                                      -------   -------  -------
Increase (decrease) in cash               (96)      152       43
Cash at beginning of year               1,070       918      875
                                      -------   -------  -------
Cash at end of year                  $    974  $  1,070  $   918
                                      =======   =======   ======

See accompanying notes to condensed financial information.

         SCHEDULE III __ CONDENSED FINANCIAL INFORMATION
                OF THE REGISTRANT __ (Continued)
                    DAIN RAUSCHER CORPORATION
                        (Parent Company)
            NOTES TO CONDENSED FINANCIAL INFORMATION

A.  The condensed financial statements of Dain Rauscher
Corporation (Parent Company), should be read in conjunction with the consolidated financial statements of Dain Rauscher
Corporation, and the notes thereto beginning on Page 25.

B. Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note K to consolidated financial statements for information regarding net capital requirements of the broker-dealer subsidiaries which could result in restriction on the ability of the subsidiaries to transfer funds to the parent in the form of loans, advances or cash dividends.

  The Parent Company utilized loans from its subsidiary, Dain Rauscher Incorporated, in order to capitalize Clearing prior to its March 2, 1998 merger with Dain Rauscher Incorporated. During 1997 and 1996, respectively, the Parent received loans totaling $14 million and $17 million from Dain Bosworth and Rauscher Pierce Refsnes in order to add to Clearing's capital. See Item 1(c) "Securities Business - Customer Financing" and "Securities Business - Uniform Net Capital Rule."

C.  Commitments:

  At December 31, 1997, the Parent Company has guaranteed the $9.0 million outstanding balance of four-year subordinated bank debt incurred by Dain Bosworth and Rauscher Pierce Refsnes in September and October 1994. See Note G to the consolidated financial statements.

  The Parent Company has also guaranteed the repayment of any advances to Dain Rauscher Lending Services Inc. from a $50 million uncommitted credit facility available to finance certain loans made to customers collateralized by securities. No amounts were outstanding on this credit line on December 31, 1997.

  Aggregate minimum rental commitments as of December 31, 1997, are as follows:

(In thousands)                 Capital leases    Operating leases
                               --------------    ----------------
1998                               $7,034             $4,496
1999                                    -              3,605
2000                                    -              3,520
2001                                    -              3,690
2002                                    -              3,745
Thereafter                              -             17,233
                                      -----           ------
                                      7,034          $36,289
Less amount representing interest      (393)          ======
                                      -----
Present value of minimum lease
  payments                           $6,641
                                      =====