Form 10-Q
period 1998-03-31
DAIN RAUSCHER CORP
filed 1998-05-15
CIK 50916

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

             /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

                                       or

             / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 1-8186

                            DAIN RAUSCHER CORPORATION
             (Exact name of registrant as specified in its charter)

                DELAWARE                            41-1228350
     (State or other jurisdiction of   (IRS Employer Identification Number)
     incorporation of organization)

      Dain Rauscher Plaza, 60 South Sixth Street
                Minneapolis, Minnesota                        55402-4422
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code (612) 371-2711

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__     No _____

            As of April 30, 1998, the Company had 12,383,313 shares
                          of common stock outstanding.


                            DAIN RAUSCHER CORPORATION
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            DAIN RAUSCHER CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                      March 31, December 31,
                                                        1998        1997
                                                     ----------  ----------
                                                     (Unaudited)
Assets:
   Cash and cash equivalents                         $   51,815  $   35,909
   Receivable from customers                          1,124,283   1,170,160
   Receivable from brokers and dealers                  274,901     229,421
   Securities purchased under agreements to resell      327,822     135,777
   Trading securities owned, at market                  436,554     541,511
   Equipment, leasehold improvements and
    buildings, at cost, net                              45,161      42,376
   Other receivables                                     76,353      80,867
   Deferred income taxes                                 44,922      44,868
   Other assets                                         146,531      23,512
                                                     ----------  ----------
                                                     $2,528,342  $2,304,401
                                                     ==========  ==========
Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings                             $  142,415  $  179,000
   Drafts payable                                        98,173      83,499
   Payable to customers                                 597,128     601,949
   Payable to brokers and dealers                       557,887     580,970
   Securities sold under repurchase agreements          158,756     170,906
   Trading securities sold, but not yet
    purchased, at market                                344,738     127,364
   Accrued compensation                                  71,732     128,463
   Other accrued expenses and accounts payable          129,312      97,500
   Subordinated and other debt                          108,316      15,659
                                                     ----------  ----------
                                                      2,208,457   1,985,310
                                                     ----------  ----------
Shareholders' equity:
   Common stock                                           1,556       1,546
   Additional paid-in capital                            94,859      89,321
   Retained earnings                                    228,665     233,419
   Treasury stock, at cost                               (5,195)     (5,195)
                                                     ----------  ----------
                                                        319,885     319,091
                                                     ----------  ----------
                                                     $2,528,342  $2,304,401
                                                     ==========  ==========

          See accompanying notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited, in thousands, except per-share amounts)

                                        Three Months Ended March 31,
                                               1998      1997
                                        ----------------------------
Revenues:
   Commissions                              $ 72,924  $ 63,627
   Principal transactions                     36,795    42,024
   Investment banking and underwriting        22,229    25,868
   Interest                                   31,797    28,734
   Asset management                           13,330    10,500
   Correspondent clearing                      4,466     4,428
   Other                                       6,473     4,891
                                            --------  --------
   Total revenues                            188,014   180,072

Interest expense                             (15,567)  (14,110)
                                            --------  --------
Net revenues                                 172,447   165,962
                                            --------  --------

Expenses excluding interest:
   Compensation and benefits                 110,960   101,484
   Communications                             12,187    11,309
   Occupancy and equipment                    11,519     9,763
   Travel and promotional                      7,213     6,577
   Floor brokerage and clearing fees           2,827     2,927
   Other                                      10,904     9,513
   Merger-related charge                      20,000         -
                                            --------  --------
Total expenses excluding interest            175,610   141,573
                                            --------  --------
Earnings:

   Earnings (loss) before income taxes        (3,163)   24,389
   Income tax benefit (expense)                1,139    (8,634)
                                            --------  --------
Net earnings (loss)                         $ (2,024) $ 15,755
                                            ========  ========
Earnings (loss) per share:
   Basic                                    $   (.16) $   1.29
                                            ========  ========
   Diluted                                  $   (.16) $   1.22
                                            ========  ========

Dividends per share                         $    .22  $    .18
                                            ========  ========

          See accompanying notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                   Three Months Ended March 31,
                                                          1998          1997
                                                   ----------------------------
Cash flows from operating activities:
   Net earnings (loss)                                 $  (2,024)    $  15,755
   Adjustments to reconcile earnings to cash provided
      (used) by operating activities, net of effect
      of acquisition:
         Depreciation and amortization                     3,453         2,639
         Deferred income taxes                               (54)       (1,060)
         Other non-cash items                              2,106         1,872
         Cash and short-term investments segregated
            for regulatory purposes                            -       (51,000)
         Net payable to brokers and dealers              (58,247)       46,162
         Securities purchased under agreements to
            resell                                      (192,044)     (189,956)
         Net trading securities owned and trading
            securities sold, but not yet purchased       328,404        36,782
         Short-term borrowings and drafts payable
            of securities companies                       28,090       176,276
         Net receivable from customers                    41,055        (6,643)
         Securities sold under repurchase agreements     (12,150)       10,594
         Accrued compensation                            (56,908)      (50,987)
         Other                                            12,653        24,332
                                                       ---------     ---------
Cash provided by operating activities                     94,334        14,766
                                                       ---------     ---------
Cash flows from financing activities:
   Proceeds from:
      Issuance of common stock                             1,215         1,037
      Subordinated and other debt                         80,000             -
   Payments for:
      Revolving credit agreement, net                    (50,000)            -
      Subordinated and other debt                         (9,000)       (3,435)
      Dividends on common stock                           (2,713)       (2,203)
                                                       ---------     ---------
Cash provided (used) by financing activities              19,502        (4,601)
                                                       ---------     ---------
Cash flows from investing activities:
   Proceeds from investment dividends and sales            1,532             -
   Payments for :
      Equipment, leasehold improvements and other         (3,874)       (3,509)
      Acquisition, net of cash acquired                  (95,588)            -
                                                       ---------     ---------
Cash used by financing activities                        (97,930)       (3,509)
                                                       ---------     ---------
Increase in cash and cash equivalents                     15,906         6,656
   Cash and cash equivalents:
      At beginning of period                              35,909        34,387
                                                       ---------     ---------
      At end of period                                   $51,815     $  41,043
                                                       =========     =========

Income tax payments totaled $2,651,000 and $6,453,000 and interest payments totaled $11,489,000 and $12,430,000 during the three months ended March 31, 1998 and 1997, respectively.

During the three months ended March 31, 1998, the Company had non-cash financing activity of $21,657,000 representing subordinated debentures issued as a portion of the consideration paid for an acquisition. Also for the three months ended March 31, 1998 and 1997, respectively, the Company had non-cash financing activity of $4,149,000 and $2,323,000 associated with the crediting of common stock to deferred compensation plan participants.

          See accompanying notes to consolidated financial statements.

                       DAIN RAUSCHER CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

A. Condensed Consolidated Financial Statements

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended March 31, 1998, are not necessarily indicative of results for subsequent periods.

    Certain prior year amounts in the financial statements have been reclassified to conform to the 1998 presentation.

B. Acquisition

     On March 31, 1998, the Company acquired Wessels, Arnold & Henderson, LLC ("WAH"), a privately held investment banking, institutional equity sales and trading firm based in Minneapolis. The transaction was accounted for as a purchase and, accordingly, the revenues and operating results of WAH are not included in the consolidated statements of operations for the three months ended March 31, 1998.

     The consideration paid for the acquisition was $120 million of cash and five-year subordinated debentures with a discounted value of $21.7 million ($30 million face amount). Goodwill of approximately $115 million was recorded and will be amortized over an estimated life of 25 years.

    The Company recorded a $20.0 million pretax charge ($12.8 million after tax) during the 1998 first quarter for costs related to the merger. Substantially all of the $20.0 million charge will result in cash outflows, primarily during the second quarter of 1998. As a result of the merger, approximately 150 jobs were eliminated. These non-recurring costs include the following: $16.0 million for severance; $2.5 million for space consolidation; and the remaining $1.5 million for other integration costs. As of March 31, 1998, approximately $2.8 million in expenditures, primarily severance, had been incurred.

    The following unaudited pro forma information has been prepared assuming that the acquisition of WAH had occurred at the beginning of the periods presented after including the impact of certain adjustments including amortization of goodwill, increased interest expense on acquisition debt and the related income tax effects. The pro forma financial information below does not include the effect of the $20.0 million charge recorded by the Company in the quarter ended March 31, 1998 that was directly related to the acquisition of WAH.

                                             Three Months Ended
                                                 March 31,
                                           1998             1997
                                        --------------------------
Statement of Operations Data:
   Revenues                             $ 205,487        $ 194,843
   Interest expense                       (17,895)         (16,194)
                                        ---------        ---------
   Net revenues                           187,592          178,649
   Expenses excluding interest            170,815          152,726
                                        ---------        ---------
   Earnings before income taxes            16,777           25,923
   Income tax expense                      (5,916)          (9,186)
                                        ---------        ---------
   Net earnings                         $  10,861        $  16,737
                                        =========        =========
   Basic earnings per share             $     .88        $    1.37
                                        =========        =========
   Diluted earnings per share           $     .82        $    1.29
                                        =========        =========

      The pro forma financial information above is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the merger been consummated prior to the dates or periods indicated, nor are they necessarily indicative of future operating results.

C.  Short-Term Borrowings

     On March 20, 1998, the Company entered into a $50 million committed, revolving credit agreement to replace a similar facility dated June 27, 1997. The facility expires March 19, 1999 and contains a one-year renewal option. Loans under the facility are unsecured and bear interest at a floating rate of the London Interbank Offering Rate (LIBOR) plus 61 basis points. No amounts were outstanding under the facility at March 31, 1998. The Company must comply with provisions in the agreement regarding net worth, regulatory net capital and indebtedness.

D.  Subordinated and Other Debt

     On March 31, 1998, the Company's broker-dealer subsidiary entered into an $80 million subordinated term loan agreement with a group of banks in connection with the acquisition of WAH. Proceeds from the loan qualify as regulatory capital. Term loans under this agreement are unsecured, and consist of advances bearing interest at either the current Eurodollar Interbank Rate plus 160 basis points, or the lead bank's published Reference Rate, at the discretion of the Company. Principal payments under the agreement consist of $5.0 million per quarter beginning April 1, 1999 with the final payment due on December 31, 2002. The Company must comply with provisions in the agreement regarding net worth and regulatory net capital.

    On March 31, 1998, the Company also issued $30 million (face amount) in 5-year zero coupon subordinated debentures in connection with the acquisition of WAH. The debentures were recorded at a discounted present value of $21.7 million.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with Item 7 (Management's Discussion and Analysis) of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Summary

    The following is a consolidated summary of the Company's results of operations for the three months ended March 31, 1998 and 1997:

                                          Three Months Ended March 31,
                                              1998          1997
                                          ----------------------------
 Revenues..............................    $188,014      $180,072
 Interest expense......................     (15,567)      (14,110)
                                           --------      --------
 Net revenues..........................     172,447       165,962
 Expenses excluding interest and
  merger-related expenses..............     155,610       141,573
                                           --------      --------
 Operating earnings before income
  taxes................................      16,837        24,389
 Income tax expense from operations....      (6,061)       (8,634)
                                           --------      --------
 Net operating earnings................      10,776        15,755
 Merger-related expenses (net of tax)..     (12,800)            -
                                           --------      --------
 Net earnings (loss)...................    $ (2,024)     $ 15,755
                                           ========      ========
 Earnings (loss) per share:

 From net operating earnings:
  Basic................................    $   0.87      $   1.29
  Diluted..............................    $   0.82      $   1.22

 Net:
  Basic................................    $  (0.16)     $   1.29
  Diluted..............................    $  (0.16)     $   1.22


    Consolidated net operating earnings were $10.8 million, or $.82 per share diluted, during the first quarter of 1998 compared with $15.8 million, or $1.22 per share, for the first quarter of 1997. During the quarter , the Company's Private Client Group posted a 26-percent increase in pretax profitability, primarily due to strong sales of investment products to individual investors, and the Fixed Income Capital Markets Group posted a 17-percent increase in pretax profitability, principally the result of higher fees earned underwriting securities for municipal and governmental clients. These increases, however, were more than offset by a decline in the profitability of the Equity Capital Markets Group ("ECM") from the first quarter of 1997. A significant portion of this decline resulted from uncertainty surrounding the Company's February 9, 1998 announcement that it would purchase Wessels, Arnold & Henderson, LLC, ("WAH") a privately held investment banking, institutional equity sales and trading firm based in Minneapolis. This announcement, coupled with the disruption brought about by the October 1997 announcement of the merger of the Company's former broker-dealer subsidiaries into a single company, effectively was the second reorganization of the ECM group within a four-month period that included, among other things, job eliminations, managerial changes and changes in assignments of customer accounts, research coverage and trading coverage.

    In conjunction with the acquisition of WAH, the Company recorded a $20.0 million merger-related charge in the 1998 first quarter to cover severance, space consolidation, systems/operations expenses and other costs of integration. As a result of the charge, the Company incurred a net loss of $2.0 million, or $.16 cents per share diluted, for the quarter ended March 31, 1998. The $20.0 million charge exceeded management's previous estimate of up to $15.0 million due to strategic decisions to focus on certain industry sectors within the ECM business. As a result, approximately 150 jobs were eliminated, more than originally anticipated. Excluding the merger-related charge, the Company expects the acquisition to have minimal impact on earnings in 1998, and to be accretive to earnings in the first full year of operations.

Results of Operations

     Commission revenues increased $9.3 million or 15 percent during the 1998 first quarter over the first quarter of 1997 as a result of higher sales of listed securities, mutual funds and insurance and annuity products. Contributing also to the increase were higher securities prices, particularly during February and March of 1998, and higher volumes of securities trades including an 11-percent rise in the New York Stock Exchange's average daily trading volume in the 1998 first quarter.

    Revenues from principal transactions declined $5.2 million or 12 percent primarily due to lower trading revenues in over-the-counter equity securities. The decline was primarily related to lower spreads earned trading OTC equity securities resulting from management's decision to provide increased liquidity in order to facilitate institutional trading as well as smaller fractions used in share price posting. Also contributing was the impact of the merger of the Company's broker-dealer subsidiaries and the WAH acquisition (see "Summary" above), as well as lower sales and trading of tax-exempt fixed income securities. These declines were partially offset by increases in sales and trading of taxable fixed income securities.

     Similarly, investment banking and underwriting revenues declined $3.6 million or 14 percent during the first quarter from the same quarter of 1997 due primarily to lower underwriting transaction levels in the ECM group. Management believes the lower revenue production was due largely to the restructuring changes made as a result of the merger of Dain Bosworth and Rauscher Pierce Refsnes, effective on January 2, 1998, and the acquisition of WAH (see "Summary" above). Offsetting some of this decline, however, were increases in fees earned from underwriting securities for municipal and governmental clients.

     Net interest income increased $1.6 million or 11 percent during the quarter, primarily due to a 17-percent increase in average margin loan balances. The margin loan increase can be attributed to favorable market conditions coupled with comparatively low interest rates. The resulting increase in net interest income was partially offset by the effects of a 50-percent decline in customer credit balances in the 1998 first quarter versus the 1997 first quarter, due primarily to transfers of certain customers' credit balances to Company-sponsored money market funds.

     Asset management revenues increased $2.8 million or 27 percent in the first quarter over the prior year due to increased levels of assets in fee-based, managed account programs at Dain Rauscher Incorporated and, to a lesser degree, a 33-percent increase in assets under management at the Company's money management subsidiary, Insight Investment Management Inc.

    Other revenues increased $1.6 million or 32 percent over the 1997 quarter primarily due to gains related to the sale of securities previously obtained in connection with corporate underwriting activities.

    During the 1998 first quarter, compensation and benefits increased $9.5 million or 9 percent due principally to increased commissions associated with higher levels of operating revenues and higher incentive compensation. Also contributing to the increase were higher salary levels and a 3-percent rise in the average number of employees.

     Expenses other than compensation and benefits increased $4.5 million or 11 percent over the 1997 first quarter principally due to :
(1) increased occupancy costs associated with office expansions and office operating costs, including real estate taxes; (2) volume-driven increases in communications market-data and clearing services; (3) travel and promotional costs associated with the generation of new business; (4) increased information system contractor and development costs; and (5) increased litigation related expenses.

Liquidity and Capital Resources

     On March 31, 1998, the Company's broker-dealer subsidiary entered into an $80 million subordinated term loan agreement with a group of banks in connection with the acquisition of WAH. Proceeds from the loan qualify as regulatory capital. Term loans under this agreement are unsecured, and consist of advances bearing interest at either the current Eurodollar Interbank Rate plus 160 basis points, or the lead bank's published Reference Rate, at the discretion of the Company. Principal payments under the agreement consist of $5.0 million per quarter beginning April 1, 1999 with the final payment due on December 31, 2002. The Company must comply with provisions in the agreement regarding net worth and regulatory net capital.

    On March 20, 1998, the Company entered into a $50 million committed, revolving credit agreement to replace a similar facility dated June 27, 1997. The facility expires March 19, 1999 and contains a one-year renewal option. Loans under the facility are unsecured and bear interest at a floating rate of the London Interbank Offering Rate (LIBOR) plus 61 basis points. No amounts were outstanding under the facility at March 31, 1998. The Company must comply with provisions in the agreement regarding net worth, regulatory net capital and indebtedness.

    On March 31, 1998, the Company also issued $30 million (face amount) in 5-year zero coupon subordinated debentures related to the acquisition of WAH. The debentures were recorded at a discounted present value of $21.7 million.

    As described in Note K of the Consolidated Financial Statements of the Company's 1997 Annual Report on Form 10-K, Dain Rauscher Incorporated must comply with certain regulations of the Securities and Exchange Commission and New York Stock Exchange, Inc. measuring capitalization and liquidity. The broker-dealer continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At March 31, 1998, net capital was $114.8 million, 9.5 percent of aggregate debit balances and $54.5 million in excess of the 5-percent requirement.

     During the 1998 first quarter, the Company declared and paid a regular quarterly dividend on its common stock of $.22 per share, an increase of $.04 per share over the previous rate of $.18 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

Private Securities Litigation Reform Act of 1995 "Safe Harbor"

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is filing this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Company's Annual Report to Shareholders, any Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other factors include, but are not limited to, the "Risk Factors" listed below. Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     The Company herein incorporates by reference Exhibit 99 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                      PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Item No.          Item                            Method of Filing
----------------------------------------------------------------------

    10      Employment Agreement dated March 31,     Filed herewith.
            1998 between the Company and Kenneth
            J. Wessels.

    11      Computation of Net Earnings Per Share.   Filed herewith.

    27      Financial Data Schedule.                 Filed herewith.


(b)  Reports on Form 8-K

     Three reports on Form 8-K were filed during the quarter ended March
     31, 1998.

     (1) Items reported:

         Item 5 - Other events (Name change of registrant; NYSE trading symbol change of registrant; merger of registrant's wholly-owned broker-dealers)

         Date of earliest event reported - January 2, 1998

         Financial Statements Filed - None

     (2) Items reported:

         Item 5 - Other Events (Press releases regarding:  (1) an increase
         in  the  registrant's regular quarterly cash dividend     from  $.18
         to $.22 per share; (2) announcement regarding acquisition of Wessels, Arnold & Henderson, LLC).

         Item 7 - Financial Statements and Exhibits

         Exhibit  99.1 - Press release announcing increase in registrant's
         regular quarterly cash dividend from $.18 to $.22   per share.

         Exhibit 99.2 - Press release announcing acquistion of Wessels, Arnold & Henderson, LLC.

         Date of earliest event reported - February 5, 1998

         Financial Statements Filed - None

     (3) Items reported:

         Item 2 - Acquisition of Wessels, Arnold & Henderson, LLC

         Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits

             (a)  Financial Statements of Business Acquired

             The following financial statements of WAH are incorporated by reference to Exhibit 99.1 filed herewith:

             Independent Auditors' Report

             Combined Balance Sheet as of December 31, 1997

             Combined Statement of Income for the Year Ended December 31, 1997

             Combined Statement of Changes in Members' Equity for the Year Ended December 31, 1997

             Combined Statement of Cash Flows for the Year Ended December 31,
             1997

             Notes to Combined Financial Statements

             (b)  Pro Forma Financial Information

             The following pro forma financial information is incorporated by reference to Exhibit 99.2 filed herewith:

             Pro Forma Combined Balance Sheet as of December 31, 1997
             (unaudited)

             Pro Forma Combined Statement of Operations for the Year Ended December 31, 1997 (unaudited)

             Notes to Pro Forma Combined Balance Sheet and Statement of
             Operations

             (c)  Other Exhibits

             Exhibit 2.1 - Agreement and Plan of Merger, dated February 8, 1998 among Dain Rauscher Corporation, Dain Rauscher Incorporated and Wessels, Arnold & Henderson Group, LLC and Wessels, Arnold & Henderson, LLC

             Exhibit 4.1 - Form of Dain Rauscher Corporation Subordinated Debenture

             Exhibit 4.2 - Form of Dain Rauscher Corporation Stock Option Agreement

             Date of earliest event reported - March 31, 1998


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          DAIN RAUSCHER CORPORATION
                                                  Registrant

Date:     May 15, 1998                By      David J. Parrin
     ----------------------             ---------------------------
                                              David J. Parrin
                                           Senior Vice President
                                               and Controller
                                      (Principal Accounting Officer)


                       DAIN RAUSCHER CORPORATION
          INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                   FOR QUARTER ENDED MARCH 31, 1998

(a) Exhibits

  Item No.          Item                            Method of Filing
----------------------------------------------------------------------

    10      Employment Agreement dated March 31,     Filed herewith.
            1998 between the Company and Kenneth
            J. Wessels.

    11      Computation of Net Earnings Per Share.   Filed herewith.

    27      Financial Data Schedule.                 Filed herewith.


(b)  Reports on Form 8-K

     Three reports on Form 8-K were filed during the quarter ended March
     31, 1998.

     (1) Items reported:

         Item 5 - Other events (Name change of registrant; NYSE trading symbol change of registrant; merger of registrant's wholly-owned broker-dealers)

         Date of earliest event reported - January 2, 1998

         Financial Statements Filed - None

     (2) Items reported:

         Item 5 - Other Events (Press releases regarding:  (1) an increase
         in  the  registrant's regular quarterly cash dividend     from  $.18
         to $.22 per share; (2) announcement regarding acquisition of Wessels, Arnold & Henderson, LLC).

         Item 7 - Financial Statements and Exhibits

         Exhibit  99.1 - Press release announcing increase in registrant's
         regular quarterly cash dividend from $.18 to $.22   per share.

         Exhibit 99.2 - Press release announcing acquistion of Wessels, Arnold & Henderson, LLC.

         Date of earliest event reported - February 5, 1998

         Financial Statements Filed - None

     (3) Items reported:

         Item 2 - Acquisition of Wessels, Arnold & Henderson, LLC

         Item 7 - Financial Statements, Pro Forma Financial Information and Exhibits

             (a)  Financial Statements of Business Acquired

             The following financial statements of WAH are incorporated by reference to Exhibit 99.1 filed herewith:

             Independent Auditors' Report

             Combined Balance Sheet as of December 31, 1997

             Combined Statement of Income for the Year Ended December 31, 1997

             Combined Statement of Changes in Members' Equity for the Year Ended December 31, 1997

             Combined Statement of Cash Flows for the Year Ended December 31,
             1997

             Notes to Combined Financial Statements

             (b)  Pro Forma Financial Information

             The following pro forma financial information is incorporated by reference to Exhibit 99.2 filed herewith:

             Pro Forma Combined Balance Sheet as of December 31, 1997
             (unaudited)

             Pro Forma Combined Statement of Operations for the Year Ended December 31, 1997 (unaudited)

             Notes to Pro Forma Combined Balance Sheet and Statement of
             Operations

             (c)  Other Exhibits

             Exhibit 2.1 - Agreement and Plan of Merger, dated February 8, 1998 among Dain Rauscher Corporation, Dain Rauscher Incorporated and Wessels, Arnold & Henderson Group, LLC and Wessels, Arnold & Henderson, LLC

             Exhibit 4.1 - Form of Dain Rauscher Corporation Subordinated Debenture

             Exhibit 4.2 - Form of Dain Rauscher Corporation Stock Option Agreement

             Date of earliest event reported - March 31, 1998