Form 10-Q/A
period 1998-03-31
DAIN RAUSCHER CORP
filed 1998-05-27
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           __________

                           FORM 10-Q/A
                Amendment No. 1 to Current Report


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



     The undersigned registrant, Dain Rauscher Corporation (the "Company"), hereby amends exhibits filed with its Current Report on Form 10-Q for the quarter ended March 31, 1998 (initially filed with the Commission on May 15, 1998) as indicated in Item 6 below.



                   PART II - OTHER INFORMATION


ITEM 6. EXHIBITS

(a) Exhibits

  Item No.          Item                              Method of Filing

   4     Amended  and Restated Credit Agreement       Filed herewith.
         dated March  20, 1998.

   4.1   Restated Certificate of Incorporation of     Filed herewith.
         the Company,  as amended to date.

  10 Employment Agreement dated March 31, 1998 Filed herewith.* between the Company and Kenneth J. Wessels.

  11     Computation of Net Earnings Per Share.       Filed herewith.*

  27     Financial Data Schedule  (3 months ended     Filed herewith.*
         March 31, 1998).

  27.1   Financial Data Schedule  (Year ended         Filed herewith.
         December 31, 1996; 3 months ended March 31,
         1997; 6 months ended June 30, 1997; 9 months ended September 30, 1997).

  27.2   Financial Data Schedule  (Year ended         Filed herewith.
         December 31, 1995; 3 months ended March 31,
         1996; 6 months ended June 30, 1996; 9 months ended September 30, 1996).

  99     Cautionary Statements for Purposes of the    Filed herewith.
         "Safe  Harbor" Provisions of the Private
         Securities Litigation Reform Act of 1995.

* Refers to original Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998.



                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DAIN RAUSCHER CORPORATION
                                                  Registrant



Date: May 27, 1998                By          David J. Parrin
                                     -------------------------------
                                              David J. Parrin
                                           Senior Vice President
                                              and Controller
                                      (Principal Accounting Officer)



                    DAIN RAUSCHER CORPORATION
      INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q/A
                FOR QUARTER ENDED MARCH 31, 1998


(a) Exhibits

 Item No.          Item                               Method of Filing

   4       Amended and Restated Credit Agreement      Filed herewith.
           dated  March  20, 1998.

   4.1     Restated Certificate of Incorporation      Filed herewith.
           of the Company,  as amended to date.

  10 Employment Agreement dated March 31, 1998 Filed herewith.* between the Company and Kenneth J. Wessels.

  11       Computation of Net Earnings Per Share.     Filed herewith.*

  27       Financial Data Schedule  (3 months ended   Filed herewith.*
           March 31, 1998).

  27.1     Financial Data Schedule  (Year ended       Filed herewith.
           December 31, 1996; 3 months ended March 31,
           1997; 6 months ended June 30, 1997; 9 months ended September 30, 1997).

  27.2     Financial Data Schedule  (Year ended       Filed herewith.
           December 31, 1995; 3 months ended March 31,
           1996; 6 months ended June 30, 1996; 9 months ended September 30, 1996).

  99 Cautionary Statements for Purposes of the Filed herewith. "Safe Harbor" Provisions of the Private
           Securities Litigation Reform Act of 1995.

* Refers to original Form 10-Q for the quarter ended March 31, 1998 filed on May 15, 1998.