Form 10-K/A
period 1997-12-31
DAIN RAUSCHER CORP
filed 1998-06-26
CIK 50916

--------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     ----------

                                   FORM 10-K/A-1

               /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                         OR
               / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Registrant's telephone number, including area code (612) 371-2711
          Securities registered pursuant to Section 12(b) of the Act:

                                            NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                      ON WHICH REGISTERED
    -------------------                     -------------------
Common Stock, par value $.125 per share     New York Stock Exchange, Inc.


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ---       ---

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

--------------------------------------------------------------------------------

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K:

(a)      Documents filed as part of this Report:

                                                                         Page
                                                                         ----
    1.   Financial statements:
         Reference is made to the table of contents to financial
         statements and financial statement schedule hereinafter
         contained. . . . . . . . . . . . . . . . . . . . . . . . . . .   45*

    2.   Financial statement schedules:
         Reference is made to the table of contents to financial
         statements and financial statement schedule hereinafter
         contained for all other financial statement schedule. . . . .    45*

*Refers to page number in original Form 10-K filing for the year ended December
 31, 1997.


3.  Exhibits:

    ITEM NO.                      ITEM                                                METHOD OF FILING
     --------                     ------                                               ----------------
    3.1     Restated Certificate of Incorporation of the Company.   Incorporated  by  reference  to  Exhibit 4.1 to the
                                                                    Company's Registration  Statement  on Form S-8 dated
                                                                    May 13, 1997, File No. 333-26947.

    3.2     Amended and Restated Bylaws of the Company.             Incorporated  by  reference  to  Exhibit 3.1 to the Company's
                                                                    Quarterly Report on Form 10-Q dated September 30, 1996.

    4.1     Rights Agreement dated April 30, 1997.                  Incorporated  by  reference  to  the  Company's  Registration
                                                                    Statement on Form 8 dated May 1, 1997.

    4.2     Credit Agreement dated June 27, 1997.                   Incorporated  by  reference  to  Exhibit 4.1 to the Company's
                                                                    Quarterly Report on Form 10-Q dated June 30, 1997.

    4.3     First Amendment to Credit Agreement dated               Filed herewith.**
            December 22, 1997.

    10.1*   1986 Stock Option Plan, as amended on April 24, 1987,   Incorporated  by  reference to Exhibit 10(b) to the Company's
             May 9, 1990, March 3, 1993 and April 27, 1993.         Current Report on Form 8-K dated July 15, 1993.

    10.2    Form of Indemnity Agreement with Directors and          Incorporated  by  reference to Exhibit 10(c) to the Company's
            Officers of the Company.                                Annual  Report  on  Form 10-K for the year ended December 31,
                                                                    1990.

    10.3*   Form of Non-Employee Director Retirement Compensation   Incorporated  by  reference to Exhibit 10(g) to the Company's
            Agreement.                                              Annual  Report  on  Form 10-K for the year ended December 31,
                                                                    1992.

    10.4*   IFG  Executive Deferred Compensation Plan dated         Incorporated  by  reference to Exhibit 10(a) to the Company's
            March 31, 1993.                                         Current Report on Form 8-K dated July 15, 1993.

    10.5    Trust Agreement for IFG Executive Deferred              Incorporated  by  reference  to Exhibit 10.5 to the Company's
            Compensation Plan dated February 11, 1994.              Annual Report on Form 10-K dated December 31, 1994.

    10.7*   1996 Stock Incentive Plan.                              Incorporated  by  reference  to  Exhibit  10 to the Company's
                                                                    Quarterly Report on Form 10-Q dated March 31, 1996.

    10.8*   Offer of Employment and Amended Offer of Employment     Filed herewith.**
            Agreements  between the Company and William A.
            Johnstone dated May 28, 1996, and October 9, 1997,
            respectively.

    11      Computation of net earnings per share.                  Filed herewith.**

    21      List of subsidiaries.                                   Filed herewith.**

    23      Independent Auditors' consent.                          Filed herewith.

    24      Power of Attorney                                       Filed herewith.

    27      Financial Data Schedule.                                Filed herewith.**

    99      Cautionary Statements for Purposes of the               Filed herewith.**
            "Safe Harbor" Provisions of the Private Securities
            Litigation Reform Act of 1995.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

**  Refers to original Form 10-K filing for year ended December 31, 1997.

REPORT FOR EMPLOYEE STOCK OWNERSHIP PLAN:

    The financial statements required by Form 11-K is hereby furnished as permitted by Rule 15d-21:

Schedules included:

                                                                           Page
                                                                           ----
Independent Auditors' report. . . . . . . . . . . . . . . . . . . . . . . . 5

Statement of net assets available for plan benefits as of
  December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . 6

Statement of changes in net assets available for plan benefits for the years ended December 31, 1997 and 1996. . . . . . . . . . . . . . 7

Notes to financial statements . . . . . . . . . . . . . . . . . . . . . . . 8

Schedule 1 - Schedule of assets held for investment purposes. . . . . . . .15

Schedule 2 - Reportable transaction for the year ended
  December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

Exhibit 23 - Independent auditors' consent. . . . . . . . . . . . . . . . .19

Exhibit 24 - Power of Attorney. . . . . . . . . . . . . . . . . . . . . . .20


                             INDEPENDENT AUDITORS' REPORT


Dain Rauscher Benefits Committee
Dain Rauscher Corporation:

We have audited the accompanying statements of net assets available for plan benefits of the Dain Rauscher Retirement Plan (the Plan), formerly known as the IFG Stock Bonus Plan, as of December 31, 1997 and 1996, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in note 1 to the financial statements, the Plan was merged on January 1, 1997 with the IFG Profit Sharing Plan. On January 1, 1997, the IFG Profit Sharing Plan's net assets were transferred to the Plan.


In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Dain Rauscher Retirement Plan as of December 31, 1997 and 1996, and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

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



                                                 KPMG Peat Marwick LLP



Minneapolis, Minnesota
June 19, 1998

                           DAIN RAUSCHER RETIREMENT PLAN

                STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                            DECEMBER 31,
                                                    -------------------------
                                                       1997            1996
                                                    -------------------------
Investments, stated at current market value:
    Cash equivalents . . . . . . . . . . . . . .     1,378,934      557,683
    Dain Rauscher Corporation common stock . . .   249,753,435  144,065,930
    Mutual funds
      American Balanced Fund . . . . . . . . . .    39,702,520            0
      MFS Emerging Growth Fund . . . . . . . . .    38,812,212            0
      Templeton Foreign Fund . . . . . . . . . .    37,383,841            0
      Fidelity Advisor Growth Opportunities
        Fund . . . . . . . . . . . . . . . . . .    34,775,235            0
      Norwest Stable Return Fund . . . . . . . .    31,823,459            0
      Putnam Fund for Growth and Income  . . . .    31,188,834            0
      Pioneer Capital Growth Fund. . . . . . . .    16,724,923            0
      IAI Regional Fund. . . . . . . . . . . . .    11,009,564            0
      Bond Fund of America . . . . . . . . . . .     6,544,410            0
    Participant loans. . . . . . . . . . . . . .     8,445,859    3,478,284
                                                   -----------  -----------
    Total assets held by Plan Trustee. . . . . .   507,543,226  148,101,897
                                                   -----------  -----------
                                                   -----------  -----------

Contributions receivable:
    Employer . . . . . . . . . . . . . . . . . .    13,318,799      401,108
    Employer match . . . . . . . . . . . . . . .       595,961            0
    Employee . . . . . . . . . . . . . . . . . .             0       48,415
Accrued interest and dividends receivable. . . .         6,039        1,659
Miscellaneous accounts payable . . . . . . . . .             0      (47,863)
                                                   -----------  -----------
    Net assets available for plan benefits . . .  $521,464,025 $148,505,216
                                                   -----------  -----------
                                                   -----------  -----------


See accompanying notes to financial statements.

                           DAIN RAUSCHER RETIREMENT PLAN

          STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS


                                                                                          DECEMBER 31,
                                                                          -------------------------------------------
                                                                               1997                            1996
                                                                          -------------------------------------------
Net assets available for plan benefits, beginning of year. . . . . .     $ 148,505,216                  $114,858,882
                                                                          ------------                  ------------

Investment income:
    Interest and dividend income . . . . . . . . . . . . . . . . . .        18,153,989                     2,625,636
    Net realized and unrealized gains on securities  . . . . . . . .       146,118,004                    41,969,741

Diversifications and transfers . . . . . . . . . . . . . . . . . . .                 0                    (3,124,470)

Transfers from IFG Profit Sharing Plan (note 1). . . . . . . . . . .       221,623,611                             0

Contributions:
    Employee . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14,858,477                     5,320,212
    Employer profit sharing. . . . . . . . . . . . . . . . . . . . .        13,318,799                             0
    Employer match . . . . . . . . . . . . . . . . . . . . . . . . .         3,812,165                     3,071,273
    Rollovers. . . . . . . . . . . . . . . . . . . . . . . . . . . .           743,272                             0
                                                                          ------------                  ------------
    Total additions  . . . . . . . . . . . . . . . . . . . . . . . .       418,628,317                    49,862,392
                                                                          ------------                  ------------

Deductions:
    Distributions to participants  . . . . . . . . . . . . . . . . .        45,290,404                    16,140,943
    Trustee and manager fees . . . . . . . . . . . . . . . . . . . .           379,104                        75,115
                                                                          ------------                  ------------
            Total deductions . . . . . . . . . . . . . . . . . . . .        45,669,508                    16,216,058
                                                                          ------------                  ------------

            Increase in net assets available for plan benefits . . .       372,958,809                    33,646,334
                                                                          ------------                  ------------

Net assets available for plan benefits, end of year  . . . . . . . .     $ 521,464,025                 $ 148,505,216
                                                                          ------------                  ------------
                                                                          ------------                  ------------


See accompanying notes to financial statements.

                           DAIN RAUSCHER RETIREMENT PLAN

                           NOTES TO FINANCIAL STATEMENTS

                             DECEMBER 31, 1997 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Effective January 1, 1997, the IFG Profit Sharing Plan was merged into the IFG Stock Bonus Plan. As a result, after the close of business for the 1996 Plan Year, the IFG Profit Sharing Plan had no assets or liabilities. The financial statements present only the IFG Stock Bonus Plan amounts for December 31, 1996 and the Plan Year then ended. All assets and liabilities of the IFG Profit Sharing Plan were included in the assets and liabilities for the IFG Stock Bonus Plan effective January 1, 1997. The combined plan was renamed the IFG Retirement Plan. In February 1997, the plan's sponsor changed its name to Interra Financial Incorporated ("Interra") and the IFG Retirement Plan was renamed the Interra Retirement Plan. On January 2, 1998, Interra changed its name to Dain Rauscher Corporation ("Dain Rauscher") and the Interra Retirement Plan was renamed the Dain Rauscher Retirement Plan ("the Plan").

    CONTRIBUTIONS

    Employee contributions are recorded when payroll deductions are made for the Plan participants.

    DISTRIBUTIONS

    Amounts payable to participants who have elected to withdraw from the Plan are recorded when funds are paid from the Plan.

    INVESTMENTS

    The investments of the Plan are stated at their current market values at December 31, 1997 and 1996, as determined by the Trustee. First Trust National Association was Trustee as of December 31, 1996. Effective January 1, 1997 Norwest Bank Minnesota, N.A. (the Trustee) became Trustee for the Plan. Purchases and sales of securities are reflected on a trade-date basis. Dividend income and interest income are recorded as earned on an accrual basis. The investments of the Plan are held by the Trustee.

    EXPENSES

    All fund fees are paid out of the fund for which they are incurred. Administrative costs and expenses are paid by the Plan. Dain Rauscher has negotiated a rebate of some of the fund fees which are used to pay Plan expenses. Any rebates, once offset by plan expenses, are allocated back to Plan participants based on the participant's total account balance in proportion to the total Plan assets.

    USE OF ESTIMATES

    The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of net assets available for Plan benefits and disclosure of contingent assets and liabilities as of the date of the financial statements and changes in net assets available for Plan benefits for the reporting period. Actual results could differ significantly from those estimates.

2.  PLAN DESCRIPTION

    ELIGIBILITY

    The Plan is a defined contribution plan which provides retirement benefits to eligible participants. Effective January 1, 1995, employees of Dain Rauscher or its participating subsidiaries were able to make pre-tax contributions to the Plan the January 1 or July 1 after completing six months of service consisting of at least 750 hours of service and if they are at least 21 years of age. Participants will be eligible to receive company contributions beginning the January 1 or July 1 following one year of service consisting of at least 1,000 hours of service and if they are at least 21 years of age. Effective April 1, 1998, employees of Dain Rauscher or its participating subsidiaries may make pre-tax contributions to the Plan upon hire and the attainment of age 21. The eligibility rules for company contributions remain unchanged.

    CONTRIBUTIONS

    For the year ended December 31, 1996 participants were eligible to contribute 1 to 12 percent of recognized compensation to either the IFG Profit Sharing Plan or the IFG Stock Bonus Plan. However, total participant pretax contributions to the IFG Profit Sharing Plan and the IFG Stock Bonus Plan could not exceed 12 percent of recognized compensation. Effective January 1, 1997 participants may contribute 1 to 12 percent of recognized compensation to the Plan. The participant receives a 40 percent employer match on pretax contributions up to 5 percent of pay. Matching contributions are limited to $3,000 annually. For the year ended December 31, 1996 all matching contributions were paid to the participants' accounts under the IFG Stock Bonus Plan. For the year ended December 31, 1997 all matching contributions are paid to the participants' Dain Rauscher Stock Fund under the Plan. Recognized compensation is defined in the Plan and generally consists of salary, commissions and other regular compensation paid to a participant during the Plan year, subject to certain aggregate limitations under federal regulations.

    Dain Rauscher makes an annual profit sharing contribution of at least 3 percent of recognized compensation to eligible employees. Any additional contribution, if made, is optional and made at the discretion of the Board of Directors for each of Dain Rauscher's participating employers. To be eligible to share in the annual employer profit sharing contributions, a eligible participant must be credited with at least 1,000 hours of service for the plan year (or a ratable portion of 1,000 hours of service if a former participant was rehired during the same plan year) and be an employee on the last day of the Plan year.

    Employee and employer contributions are limited to the extent necessary to comply with sections 401 and 415 of the Internal Revenue Code.

    VESTING

    Employee contributions are always fully vested. Participants vest in employer contributions after they have attained five years of service at which time they become 100 percent vested. Special rules apply for rehired employees. Employer contributions will also become fully vested if, while employed, the participant dies, reaches age 55 or retires because of total and permanent disability. In addition, employer contributions will become fully vested if the Plan is terminated, there is a "change in control" as defined in the Plan, or if there is a complete discontinuance of contributions to the Plan.

    LOANS

    Participants are eligible to borrow up to 50 percent, not to exceed $50,000, of certain account balances. Loans are allowed for any reason. For the year ended December 31, 1996 participants could elect a loan term of between one year and four and one-half years for all loans other than home purchase for which a 10 or 15-year term could be elected. Effective January 1, 1997 participants could elect a loan term of between one year and five years for all loans other than home purchase for which a 10 or 15-year term may be elected. All loans are charged an interest rate equal to the prime rate plus one percent on the first working day of the quarter in which the loan was originated. All loans are repaid through monthly payroll deductions.

    INVESTMENTS

    For the year ended December 31, 1996 participants were able to invest their assets in the IFG Stock Bonus Plan in Dain Rauscher Corporation common stock. For the year ended December 31, 1996 participants were able to invest their assets in the IFG Profit Sharing Plan in any of six available funds. The fund options included two domestic equity funds, an international equity fund, a small cap equity fund, an intermediate bond fund, and a money market fund. Effective January 1, 1997, participants may invest their plan accounts in any of ten
                                                                   (Continued)
    available options. The investment options include an employer stock fund, two domestic equity funds, an international equity fund, two mid cap equity funds, a small cap equity fund, a balanced fund, an intermediate bond fund, and a stable return fund.

    DIVERSIFICATIONS

    For the year ended December 31, 1996 eligible participants could elect to direct the sale of their stock holdings in the IFG Stock Bonus Plan with the proceeds being transferred to the IFG Profit Sharing Plan for investment as directed by the participant. Effective January 1, 1997 eligible participants may elect to direct the sale of their holdings in the Dain Rauscher Stock Fund with the proceeds being transferred to any of the other Plan options as directed by the participant.

    DISTRIBUTIONS

    Generally, participants are eligible for distribution of their vested account balances after separation of service. Participants may request in-service distributions for financial hardship purposes as defined in the Plan. Distributions are limited to the vested balances of certain accounts within the Plan. In addition, eligible participants may request a special distribution of certain accounts from the Plan between age 50 and 60, subject to minimum service requirements. Any participant age 60 or over may request a full or partial distribution from the Plan. All distributions from the Plan are made in cash, except for the Dain Rauscher Stock Fund which is paid in shares of Dain Rauscher common stock, plus cash for any fractional shares

    DIVIDEND PASS-THROUGH

    The Dain Rauscher Stock Fund is an Employee Stock Ownership Plan which has elected dividend pass-through to participants. Dividends received by the Plan on shares of Dain Rauscher Corporation common stock are distributed from the Plan to participants as ordinary income.

3.  CONTRIBUTIONS

    Amounts contributed by each employer and its employees were as follows for the years ended December 31, 1997 and 1996, respectively (in thousands):


                                                                1997                       1996
                                                        -------------------------------------------------
                                                         AMOUNT CONTRIBUTED BY      AMOUNT CONTRIBUTED BY
                                                        -------------------------------------------------
                                                        EMPLOYEE      EMPLOYER      EMPLOYEE     EMPLOYER
                                                        -------------------------------------------------
    Dain Bosworth Incorporated . . . . . . . . . . . . $ 9,524       $11,056        $3,406       $2,084
    Rauscher Pierce Refsnes, Inc . . . . . . . . . . .   3,968         4,777         1,499          795
    Interra Clearing Services Inc (formerly known as
       Regional Operations Group.) . . . . . . . . . .     803           776           306          122
    Dain Rauscher Corporation (formerly known as
       Interra Financial Incorporated.). . . . . . . .     387           342            80           41
    Interra Advisory Services Inc. (formerly known as
       IFG Asset Management Services, Inc.). . . . . .     176           180            29           29
                                                        -------      -------        ------       ------
                                                       $14,858       $17,131        $5,320       $3,071
                                                        -------      -------        ------       ------
                                                        -------      -------        ------       ------


    The 1996 employer contribution consists of a match of $3,071,000, of which $1,136,000 was based on participant pretax contributions to the IFG Profit Sharing Plan. The 1997 employer contributions include a match of $3,812,165 on participant pretax contributions to the Plan and a profit sharing contribution of $13,318,799. Employer matching contributions have been reduced by forfeitures of $876,165 and $447,000 for the years ended December 31, 1997 and 1996, respectively. For the year ending December 31, 1997 employer profit sharing contributions have been reduced by forfeitures of $1,412,262.

    Any forfeited employer contributions are utilized to reduce any corresponding future employer contributions unless the participant returns to employment before a specified date as defined by the Plan.
                                                                   (Continued)

                           DAIN RAUSCHER RETIREMENT PLAN


4.  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND



                                                                                  FIDELITY
                                                                                   ADVISOR
                                NORWEST                  AMERICAN   PUTNAM FUND    GROWTH
                                STABLE    BOND FUND OF   BALANCED   FOR GROWTH  OPPORTUNITIES  TEMPLETON   IAI REGIONAL MFS EMERGING
                              RETURN FUND   AMERICA        FUND      & INCOME       FUND      FOREIGN FUND     FUND      GROWTH FUND
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997:

Cash equivalents              $    11,105   $    1,648  $    60,202 $   226,619  $   (30,702) $    91,440  $     7,667 $  (213,028)
Dain Rauscher common stock              0            0            0           0            0            0            0           0
Mutual funds                   31,823,459    6,544,410   39,702,520  31,188,834   34,775,235   37,383,841   11,009,564  38,812,212
Participant loans                       0            0            0           0            0            0            0           0
----------------------------------------------------------------------------------------------------------------------------------
                               31,834,564    6,546,058   39,762,722  31,415,453   34,744,533   37,475,281   11,017,231  38,599,184
----------------------------------------------------------------------------------------------------------------------------------

Employer contribution
   receivable                     790,821      223,165    2,191,000   1,144,890    1,400,669    1,603,891      310,047   1,819,269
Accrued interest and
   dividends receivable                73           15           91          72           80           86           25          89
----------------------------------------------------------------------------------------------------------------------------------
                                  790,894      223,180    2,191,091   1,144,962    1,400,749    1,603,977      310,072   1,819,358
----------------------------------------------------------------------------------------------------------------------------------

Net assets available for plan
   benefits-end of year       $32,625,458   $6,769,238  $41,953,813 $32,560,415  $36,145,282  $39,079,258  $11,327,303 $40,418,542
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


                                       PIONEER CAPITAL     DAIN RAUSCHER
                                         GROWTH FUND         STOCK FUND         LOAN FUND             TOTAL
----------------------------------------------------------------------------------------------------------------
December 31, 1997:

Cash equivalents                      $     9,090         $  1,117,949        $   96,944          $  1,378,934
Dain Rauscher common stock                      0          249,753,435                 0           249,753,435
Mutual funds                           16,724,923                                      0           247,964,998
Participant loans                               0                    0         8,445,859             8,445,859
----------------------------------------------------------------------------------------------------------------
                                       16,734,013          250,871,384         8,542,803           507,543,226
----------------------------------------------------------------------------------------------------------------

Employer contribution
   receivable                             799,457            3,631,551                 0            13,914,760
Accrued interest and
   dividends receivable                        38                5,470                 0                 6,039
----------------------------------------------------------------------------------------------------------------
                                          799,495            3,637,021                 0            13,920,799
----------------------------------------------------------------------------------------------------------------

Net assets available for plan
   benefits-end of year               $17,533,508         $254,508,405        $8,542,803          $521,464,025
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

                                                                   (Continued)

                           DAIN RAUSCHER RETIREMENT PLAN



4.  STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND



                                                                                               FIDELITY ADVISOR
                                                                                  PUTNAM FUND       GROWTH
                                     NORWEST STABLE   BOND FUND OF    AMERICAN    FOR GROWTH &    OPPORTUNITIES    TEMPLETON
                                       RETURN FUND      AMERICA     BALANCED FUND    INCOME           FUND        FOREIGN FUND
-------------------------------------------------------------------------------------------------------------------------------
December 31, 1997:

Net assets available for plan
   benefits-beginning of year         $         0     $        0    $         0    $         0    $         0    $         0
-------------------------------------------------------------------------------------------------------------------------------

Additions:
    Interest and dividend income            2,387        379,118      3,706,931      3,855,235      2,166,059      4,146,951
    Net realized and unrealized
      gain on securities                1,730,386        158,648      4,038,985      1,045,360      5,132,039     (1,333,377)
    Diversification and transfers      33,641,050      6,396,283     38,485,183     26,950,695     27,980,871     35,149,935
Contributions:
    Employee                              630,055        253,745      2,637,407      1,332,714      1,563,898      2,141,013
    Employer profit sharing               790,821        223,165      2,191,000      1,144,890      1,400,669      1,603,891
    Employer match                              0              0              0              0              0              0
    Rollovers                             161,495        136,539         33,569         57,749         43,932        152,898
    Loan repayments                       107,357         16,069        261,853         99,843        134,175        176,230
-------------------------------------------------------------------------------------------------------------------------------
Total additions                        37,063,551      7,563,567     51,354,928     34,486,486     38,421,643     42,037,541
-------------------------------------------------------------------------------------------------------------------------------

Deductions:
    Distributions to participants       4,095,730        744,391      8,980,615      1,723,874      1,992,297      2,628,739
    Trustee and management fees           120,353          3,537         23,000         17,155         19,128         20,536
    New loans                             222,010         46,401        397,500        185,042        264,936        309,008
-------------------------------------------------------------------------------------------------------------------------------
Total deductions                        4,438,093        794,329      9,401,115      1,926,071      2,276,361      2,958,283
-------------------------------------------------------------------------------------------------------------------------------

Net assets available for plan
  benefits-end of year                $32,625,458     $6,769,238    $41,953,813    $32,560,415    $36,145,282     $39,079,258
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------


                                     IAI REGIONAL  MFS EMERGING   PIONEER CAPITAL DAIN RAUSCHER
                                         FUND       GROWTH FUND     GROWTH FUND     STOCK FUND     LOAN FUND        TOTAL
-----------------------------------------------------------------------------------------------------------------------------
December 31, 1997:

Net assets available for plan
   benefits-beginning of year        $          0    $         0   $          0   $145,026,932   $  3,478,284   $148,505,216
-----------------------------------------------------------------------------------------------------------------------------

Additions:
    Interest and dividend income        1,243,835        362,032      1,675,607         18,888        596,946     18,153,989
    Net realized and unrealized
      gain on securities                  506,327      5,821,376        805,676    128,212,584              0    146,118,004
    Diversification and transfers       9,588,937     32,028,729     14,793,973     (6,316,381)     2,924,336    221,623,611
Contributions:
    Employee                              371,833      2,420,820      1,045,975      2,461,017              0     14,858,477
    Employer profit sharing               310,047      1,819,269        799,455      3,035,592              0     13,318,799
    Employer match                              0              0              0      3,812,165              0      3,812,165
    Rollovers                              10,913         80,122         66,055              0              0        743,272
    Loan repayments                        32,332        188,117         86,540      1,714,335     (2,816,851)             0
-----------------------------------------------------------------------------------------------------------------------------
Total additions                        12,064,224     42,720,465     19,273,281    132,938,200        704,431    418,628,317
-----------------------------------------------------------------------------------------------------------------------------


Deductions:
    Distributions to participants         687,528      1,917,511      1,571,554     20,648,812        299,353     45,290,404
    Trustee and management fees             5,876         21,784          9,363        138,372              0        379,104
    New loans                              43,517        362,628        158,856      2,669,543     (4,659,441)             0
-----------------------------------------------------------------------------------------------------------------------------
Total deductions                          736,921      2,301,923      1,739,773     23,456,727     (4,360,088)    45,669,508
-----------------------------------------------------------------------------------------------------------------------------


Net assets available for plan
  benefits-end of year               $ 11,327,303    $40,418,542    $17,533,508   $254,508,405   $  8,542,803    $521,464,025
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------

                                                                   (Continued)

5.  ADMINISTRATION

    For the Plan year ended December 31, 1997 the Plan was administered by a five member committee appointed by Dain Rauscher's Board of Directors, all of whom are employees of Dain Rauscher or its participating subsidiaries.

6.  INVESTMENTS

    The following investments, stated at fair value, represent 5 percent or more of the Plan's net assets available for plan benefits at December 31, 1997 and 1996 (in thousands):


                                                           1997         1996
           --------------------------------------------------------------------
           Dain Rauscher Corporation common stock         $249,753     $144,066

           American Balanced Fund                           39,703            0

           MFS Emerging Growth Fund                         38,812            0

           Templeton Foreign                                37,384            0

           Fidelity Advisor Growth Opportunities Fund       34,775            0

           Norwest Stable Return Fund                       31,823            0

           Putnam Fund for Growth and Income                31,189            0


7.  FEDERAL INCOME TAX STATUS

    The Plan administrator received a favorable determination letter dated September 26, 1995, from the United States Treasury Department stating that the Plan constitutes a qualified plan under Section 401(a) and the 4975(e)(7) of the Internal Revenue Code (the Code) and that the trust created under the Plan is therefore exempt from federal income taxes under the provisions of Section 501(a).

    The Plan administrator believes that the Plan and its related trust continue to qualify under the provisions of Section 401(a), 4975(e)(7), and 501(a) of the Code and are exempt from federal income taxes.

    Participants are not taxed currently on their pretax contributions, on the employers' contributions to the Plan, or on income earned by the Plan. Dividends paid to participants on Dain Rauscher common stock allocated to their Dain Rauscher Stock Fund are subject to tax in the year received. Distributions are generally subject to federal income tax at the time of distribution if they are not rolled to an Individual Retirement Account or other qualified plan.


                                                                   (Continued)

8.  RECONCILIATION TO FORM 5500

    Net assets available for plan benefits in the accompanying financial statements differ from Form 5500 as filed with the Internal Revenue Service, as follows (in thousands):


                                                                           December 31
                                                                      -------------------
                                                                       1997        1996
            -----------------------------------------------------------------------------
            Net assets available for plan benefits per Form 5500     $521,464    $147,523
            Adjustment for distributions payable                            0         982
            -----------------------------------------------------------------------------

            Net assets available for plan benefits per
                accompanying financial statements                    $521,464    $148,505
            -----------------------------------------------------------------------------
            -----------------------------------------------------------------------------


9.  PARTY-IN-INTEREST TRANSACTIONS

    Norwest Bank Minnesota, N.A. is a party-in-interest with respect to the Plan. In the opinion of the Plan administrator, transactions between the Plan and the aforementioned party-in-interest are exempt from being considered as "prohibited transactions" under ERISA Section 408(b).

                                                                   (Continued)

                                                                      SCHEDULE 1
                           DAIN RAUSCHER RETIREMENT PLAN

            ITEM 27(a) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                 DECEMBER 31, 1997


DESCRIPTION                                                            UNITS         COST     MARKET VALUE
-----------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
    NWCTF Short Term Investment Fund *                                 125,477  $    125,477  $    125,477
    Cash                                                             1,253,457     1,253,457     1,253,457
-----------------------------------------------------------------------------------------------------------
              Total cash equivalents                                               1,378,934     1,378,934
-----------------------------------------------------------------------------------------------------------

Dain Rauscher Corporation common stock                               3,619,615    39,525,451   249,753,435
-----------------------------------------------------------------------------------------------------------

Mutual Funds:
    American Balanced Fund                                           2,532,048    37,631,577    39,702,520
    MFS Emerging Growth Fund Class A                                 1,072,753    34,082,315    38,812,212
    Templeton Foreign Fund                                           3,757,170    39,357,482    37,383,841
    Fidelity Advisor Growth Opportunities Fund Class T                 819,205    30,373,195    34,775,235
    Norwest Stable Return Fund*                                      1,267,412    30,622,565    31,823,459
    Putnam Fund for Growth & Income Class A                          1,596,153    30,209,152    31,188,834
    Pioneer Capital Growth Fund Class A                                796,804    16,372,445    16,724,923
    IAI Regional Fund                                                  450,473     9,951,047    11,009,564
    Bond Fund of America                                               467,457     6,432,081     6,544,410
-----------------------------------------------------------------------------------------------------------
              Total mutual funds                                                 235,031,860   247,964,998
-----------------------------------------------------------------------------------------------------------

                                                                                 275,936,245   499,097,367
-----------------------------------------------------------------------------------------------------------

Participant Loans (interest rates of 7% to 12%)                                    8,445,859     8,445,859
-----------------------------------------------------------------------------------------------------------

              Total investments                                                 $284,382,104  $507,543,226
-----------------------------------------------------------------------------------------------------------


The data in this schedule is based upon information which has been certified as complete and accurate by Norwest Bank, Minnesota N.A.

*Represents party-in-interest


See accompanying independent auditors' report.

                                                                      SCHEDULE 2

                           DAIN RAUSCHER RETIREMENT PLAN
                  ITEM 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS
                        FOR THE YEAR ENDED DECEMBER 31, 1997

                      (IN THOUSANDS, EXCEPT FOR TRANSACTIONS)


                                                                                                 FAIR VALUE OF
                       DESCRIPTION            NUMBER OF      PURCHASE          SELLING         ASSET AS OF DATE
PARTY INVOLVED        OF TRANSACTION        TRANSACTIONS      PRICE             PRICE           OF TRANSACTION      NET GAIN
----------------------------------------------------------------------------------------------------------------------------------
Norwest Bank         Purchases of NWCTF
Minnesota, NA (1)    Short Term                 265          $142,134                            $142,134
                     Investment Fund                                                                                      --

Norwest Bank         Sales of NWCTF
Minnesota, NA (1)    Short Term                 216                            $110,999          $110,999               $543
                     Investment Fund

Norwest Bank         Purchases of Dain
Minnesota, NA (1)    Rauscher
                     Corporation Common          10            $1,088                              $1,088                 --
                     Stock (2) (3)

Norwest Bank         Sales of Dain
Minnesota, NA (1)    Rauscher
                     Corporation Common          21                              $3,453            $3,453             $2,821
                     Stock (2) (3)

Norwest Bank         Purchases of
Minnesota, NA (1)    Putnam Fd Growth &         120           $38,731                             $38,731                 --
                     Income Class A

Norwest Bank         Sales of Putnam Fd
Minnesota, NA (1)    Growth & Income            107                              $9,113            $9,113               $591
                     Class A

Norwest Bank         Purchases of Bond
Minnesota, NA (1)    Fd Amer Inc                108            $8,534                              $8,534                 --

Norwest Bank         Sales of Bond Fd
Minnesota, NA (1)    Amer Inc                    70            $2,126                              $2,126                $24

Norwest Bank         Purchases of
Minnesota, NA (1)    American Balanced           82           $55,397                             $55,397                 --
                     Fd Inc Com

Norwest Bank         Sales of American
Minnesota, NA (1)    Balanced Fd Inc Com        144                             $18,751           $18,751               $986

Norwest Bank         Purchases of IAI
Minnesota, NA (1)    Regl Fd Com                 87            $3,450                              $3,450                 --

Norwest Bank         Sales of IAI Regl
Minnesota, NA (1)    Fd Com                      97                             $19,389           $19,389             $2,428

Norwest Bank         Purchases of
Minnesota, NA (1)    Templeton FDS Inc           99           $48,333                             $48,333                 --
                     Foreign Fd

Norwest Bank         Sales of
Minnesota, NA (1)    Templeton FDS              132                              $9,540            $9,540               $565
                     Inc Foreign Fd


                                                                  (Continued)



                                                                      SCHEDULE 2

                           DAIN RAUSCHER RETIREMENT PLAN
                  ITEM 27(d) - SCHEDULE OF REPORTABLE TRANSACTIONS
                        FOR THE YEAR ENDED DECEMBER 31, 1997

                      (IN THOUSANDS, EXCEPT FOR TRANSACTIONS)


                                                                                            FAIR VALUE OF
                        DESCRIPTION          NUMBER OF      PURCHASE          SELLING      ASSET AS OF DATE
PARTY INVOLVED         OF TRANSACTION       TRANSACTIONS     PRICE             PRICE        OF TRANSACTION          NET GAIN
----------------------------------------------------------------------------------------------------------------------------
Norwest Bank         Purchases of MFS Ser
Minnesota, NA (1)    TR II Emerging Growth      124           $39,470                             $39,470                 --
                     Fd CL A

Norwest Bank         Sales of MFS Ser TR
Minnesota, NA (1)    II Emerging Growth Fd      101                              $5,983            $5,983               $595
                     CL A

Norwest Bank         Purchases  of
Minnesota, NA (1)    Pioneer Growth TR Cap      101           $20,040                             $20,040                 --
                     Growth Fd CL A

Norwest Bank         Sales of Pioneer
Minnesota, NA (1)    Growth TR Cap Growth       114                              $4,049            $4,049               $382
                     Fd CL A

Norwest Bank         Purchases of Fidelity
Minnesota, NA (1)    Advisor Ser II Growth      119           $35,269                             $35,269                 --
                     Opportunities
                     Port CL T

Norwest Bank         Sales of Fidelity
Minnesota, NA (1)    Advisor Ser II              98                              $5,389            $5,389               $494
                     Growth Opportunities
                     Port CL T


The data in this schedule is based upon information which has been certified as complete and accurate by Norwest Bank, Minnesota, N.A.

(1)  Known to be a party-in-interest.

(2)  Purchases and sales include both public market and intra-plan purchases.

(3)  Formerly known as Interra Financial Incorporated.

See accompanying independent auditors' report.

                                     SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                        DAIN RAUSCHER CORPORATION


                                        By            David J. Parrin
                                           ------------------------------------
                                                      David J. Parrin
                                           Senior Vice President and Controller
                                                    Dated: June 26, 1998

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATE
INDICATED:


               NAME                                    TITLE
               ----                                    -----

            IRVING WEISER                Chairman of the Board, President,
   -------------------------------     Chief Executive Officer and Director
            Irving Weiser                  (Principal Executive Officer)


            JOHN C. APPEL              Vice Chairman, Chief Financial Officer
   -------------------------------  and Director (Principal Financial Officer)
            John C. Appel

           DAVID J. PARRIN              Senior Vice President, Controller
   -------------------------------        (Principal Accounting Officer)
           David J. Parrin

        KENNETH J. WESSELS                 Senior Executive Vice President
   -------------------------------                 and Director
        Kenneth J. Wessels

         J. EVANS ATTWELL                             Director
   -------------------------------
         J. Evans Attwell

          SUSAN S. BOREN                             Director
   -------------------------------
          Susan S. Boren

      F. GREGORY FITZ-GERALD                         Director                        By             David J. Parrin
   -------------------------------                                                      ---------------------------------
      F. Gregory Fitz-Gerald                                                                        David J. Parrin

          WALTER F. MONDALE                           Director                       Pro Se and as Attorney-in-Fact
   -------------------------------                                                   Dated: June 26, 1998
          Walter F. Mondale

          C.A. RUNDELL, JR.                           Director
   -------------------------------
          C.A. Rundell, Jr.

          ROBERT L. RYAN                             Director
   -------------------------------
          Robert L. Ryan

      ARTHUR R. SCHULZE, JR.                         Director
   -------------------------------
      Arthur R. Schulze, Jr.