Form 10-Q
period 1998-06-30
DAIN RAUSCHER CORP
filed 1998-08-14
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              __________

                               FORM 10-Q


    /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended June 30, 1998

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

                         Yes    X     No
                             -------     -------

As of July 31, 1998, the Company had 12,432,264 shares of common stock outstanding.

                       DAIN RAUSCHER CORPORATION
        REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998


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



II. OTHER INFORMATION:

  Item 1. Legal Proceedings

  Item 4. Submission of Matters to a Vote of Security Holders

  Item 6. Exhibits and Reports on Form 8-K
          Signatures
          Index of Exhibits
          Exhibits

                    PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                       DAIN RAUSCHER CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                        (Dollars in thousands)

                                                  June 30,   December 31,
                                                    1998         1997
                                                (Unaudited)
                                                -----------  -----------
Assets:
   Cash and cash equivalents                       $32,082      $35,909
   Receivable from customers                     1,229,455    1,170,160
   Receivable from brokers and dealers             216,697      229,421
   Securities purchased under agreements to resell 259,649      135,777
   Trading securities owned, at market             548,884      541,511
   Equipment, leasehold improvements and
     buildings, at cost, net                        43,070       42,376
   Other receivables                                89,727       80,867
   Deferred income taxes                            43,295       44,868
   Goodwill, net of amortization                   116,246        2,835
   Other assets                                     35,890       20,677
                                                ----------   ----------
                                                $2,614,995   $2,304,401
                                                ==========   ==========
Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings                          $283,557     $179,000
   Drafts payable                                   89,506       83,499
   Payable to customers                            552,190      601,949
   Payable to brokers and dealers                  666,738      580,970
   Securities sold under repurchase agreements     134,410      170,906
   Trading securities sold, but not yet
     purchased, at market                          272,978      127,364
   Accrued compensation                             94,660      128,463
   Other accrued expenses and accounts payable      89,287       97,500
   Subordinated and other debt                     102,030       15,659
                                                ----------   ----------
                                                 2,285,356    1,985,310
                                                ----------   ----------
Shareholders' equity:
   Common stock                                      1,564        1,546
   Additional paid-in capital                       95,102       89,321
   Retained earnings                               237,754      233,419
   Treasury stock, at cost                          (4,781)      (5,195)
                                                ----------   ----------
                                                   329,639      319,091
                                                ----------   ----------
                                                $2,614,995   $2,304,401
                                                ==========   ==========

     See accompanying notes to consolidated financial statements.

                       DAIN RAUSCHER CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (Unaudited, in thousands, except per-share amounts)

                      Three Months ended June 30,  Six Months Ended June 30,
                                  1998      1997       1998     1997
                      --------------------------   ------------------------
Revenue:
   Commissions                 $75,797   $63,060  $148,721  $126,687
   Principal transactions       32,833    34,490    69,628    76,514
   Investment banking and
     underwriting               38,986    23,202    61,215    49,070
   Interest                     33,767    26,475    65,564    55,209
   Asset management             15,532    10,609    28,862    21,109
   Correspondent clearing        4,428     4,585     8,894     9,013
   Other                         7,139     6,083    13,612    10,974
                               -------   -------   -------   -------
   Total revenue               208,482   168,504   396,496   348,576

Interest expense               (20,466)  (12,373)  (36,033)  (26,483)
                               -------   -------   -------   -------
Net revenue                    188,016   156,131   360,463   322,093
                               -------   -------   -------   -------
Expenses excluding interest:
   Compensation and benefits   120,169    96,449   231,129   197,933
   Communications               12,145    11,328    24,332    22,637
   Occupancy and equipment      11,774    10,276    23,293    20,039
   Travel and promotional        8,233     7,475    15,446    14,052
   Floor brokerage and
     clearing fees               2,876     2,790     5,703     5,717
   Other                        14,331    10,314    25,235    19,827
   Merger-related expense            -         -    20,000         -
                               -------   -------   -------   -------
Total expenses excluding
  interest                     169,528   138,632   345,138   280,205
                               -------   -------   -------   -------
Earnings:
   Earnings before
     income taxes               18,488    17,499    15,325    41,888
   Income tax expense           (6,656)   (6,362)   (5,517)  (14,996)
                               -------   -------   -------   -------
Net earnings                   $11,832   $11,137   $ 9,808   $26,892
                               =======   =======   =======   =======
Earnings per share:
   Basic                       $  0.96   $  0.91   $  0.79   $  2.20
                               =======   =======   =======   =======
   Diluted                     $  0.90   $  0.86   $  0.74   $  2.07
                               =======   =======   =======   =======

     See accompanying notes to consolidated financial statements.

                       DAIN RAUSCHER CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited, in thousands)

                                                      Six Months Ended June 30,
                                                            1998       1997
                                                      -----------   -----------
Cash flows from operating activities:
   Net earnings                                          $  9,808   $ 26,892
   Adjustments to reconcile earnings to cash provided (used)
      by operating activities, net of effect of acquisition:
         Depreciation and amortization                      8,427      5,581
         Deferred income taxes                              1,463     (2,322)
         Other non-cash items                               4,573      5,190
         Cash and short-term investments segregated
            for regulatory purposes                             -     15,000
         Net payable to brokers and dealers               108,808     96,270
         Securities purchased under agreements to resell (123,872)  (150,236)
         Net trading securities owned and trading
            securities sold, but not yet purchased        144,314    (57,473)
         Short-term borrowings and drafts payable
            of securities companies                       110,564    155,506
         Net receivable from customers                   (109,054)  (129,456)
         Other receivables                                 (9,301)     6,630
         Securities sold under repurchase agreements      (36,496)    51,596
         Accrued compensation                             (33,980)   (38,525)
         Other                                             (4,202)     1,465
                                                         --------   --------
Cash provided (used) by operating activities               71,052    (13,882)
                                                         --------   --------
Cash flows from financing activities:
   Proceeds from:
      Subordinated and other debt                          80,000          -
      Issuance of common stock                              1,049      1,480
      Revolving credit agreement, net                           -     25,000
   Payments for:
      Revolving credit agreement, net                     (30,000)         -
      Subordinated and other debt                         (15,641)    (6,784)
      Dividends on common stock                            (5,440)    (4,413)
                                                         --------   --------
Cash provided by financing activities                      29,968     15,283
                                                         --------   --------
Cash flows from investing activities:
   Proceeds from investment dividends and sales             1,707          -
   Payments for:
      Acquisition, net of cash acquired                   (95,588)         -
      Equipment, leasehold improvements and other         (10,966)    (9,012)
                                                         --------   --------
Cash used by investing activities                        (104,847)    (9,012)
                                                         --------   --------
Decrease in cash and cash equivalents                      (3,827)    (7,611)
   Cash and cash equivalents:
      At beginning of period                               35,909     34,387
                                                         --------   --------
      At end of period                                   $ 32,082   $ 26,776
                                                         ========   ========
Income tax payments totaled $3,112,000 and $24,068,000 and interest payments totaled $31,577,000 and $26,238,000 during the six months ended June 30, 1998 and 1997, respectively.

During  the  six months ended June 30, 1998, the Company had  non-cash financing activity of $21,657,000 representing subordinated debentures issued  as  a  portion of the consideration paid for  an  acquisition.
Also  for  the  six months ended June 30, 1998 and 1997, respectively,
the   Company  had  non-cash  financing  activity  of  $4,149,000  and
$2,323,000  associated with the crediting of common stock to  deferred compensation plan participants.

     See accompanying notes to consolidated financial statements.

                       DAIN RAUSCHER CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


A. Condensed Consolidated Financial Statements

   The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended June 30, 1998, are not necessarily indicative of results for subsequent periods.

    Certain prior year amounts in the financial statements have been reclassified to conform to the 1998 presentation.

B. Acquisition

     On March 31, 1998, the Company acquired Wessels, Arnold & Henderson, LLC ("WAH"), a privately held investment banking, and institutional equity sales and trading firm based in Minneapolis. The transaction was accounted for as a purchase and, accordingly, the revenues and operating results of WAH are not included in the consolidated statements of operations for the three months ended March 31, 1998.

     The consideration paid for the acquisition was $120 million of cash and five-year subordinated debentures with a discounted value of $21.7 million ($30 million face amount). Goodwill of approximately $115 million was recorded and will be amortized over an estimated life of 25 years.

    The Company recorded a $20.0 million pretax charge ($12.8 million after tax) during the 1998 first quarter for costs related to the merger. Substantially all of the $20.0 million charge will result in cash outflows, primarily during the second quarter of 1998. As a result of the merger, approximately 150 jobs were eliminated. These non-recurring costs include the following: $16.0 million for severance; $2.5 million for space consolidation; and the remaining $1.5 million for other integration costs. As of June 30, 1998, approximately $16 million in expenditures, primarily severance, had been incurred.

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

                                               Six Months Ended
                                                   June 30,
                                           1998              1997
                                        ----------------------------
Statement of Operations Data:
   Revenues                             $413,969            $374,412
   Interest expense                      (38,361)            (30,649)
                                        --------            --------
   Net revenues                          375,608             343,763
   Expenses excluding interest           340,343             304,858
                                        --------            --------
   Earnings before income taxes           35,265              38,905
   Income tax expense                    (12,695)            (14,007)
                                        --------            --------
   Net earnings                         $ 22,570            $ 24,898
                                        ========            ========
   Basic earnings per share             $   1.83            $   2.03
                                        ========            ========
   Diluted earnings per share           $   1.71            $   1.92
                                        ========            ========

The pro forma financial information above is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the merger been consummated prior to the dates or periods indicated, nor are they necessarily indicative of future operating results.

C.  Short-Term Borrowings

     On March 20, 1998, the Company entered into a $50 million committed, revolving credit agreement to replace a similar facility dated June 27, 1997. The facility expires March 19, 1999 and contains a one-year renewal option. Loans under the facility are unsecured and bear interest at a floating rate of the London Interbank Offering Rate (LIBOR) plus 61 basis points. At June 30, 1998, $20 million was outstanding under the facility. The Company must comply with provisions in the agreement regarding net worth, regulatory net capital and indebtedness.

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

Summary

    The   following  is  a  consolidated  summary  of   the  Company's
results of operations for the three and six month periods ended June 30, 1998 and 1997:

                      Three Months ended June 30,  Six Months Ended June 30,
                                  1998      1997      1998      1997
                      --------------------------   ------------------------
Revenues                       $208,482 $168,504   $396,496 $348,576
Interest expense                (20,466) (12,373)   (36,033) (26,483)
                               -------- --------   -------- --------
Net revenues                    188,016  156,131    360,463  322,093
Expenses excluding interest and
   merger-related expense       169,528  138,632    325,138  280,205
                               -------- --------   -------- --------
Operating earnings before
   income taxes                  18,488   17,499     35,325   41,888
Income tax expense from
   operations                    (6,656)  (6,362)   (12,717) (14,996)
                               -------- --------   -------- --------
Net operating earnings           11,832   11,137     22,608   26,892
Merger-related expense
   (net of tax)                       -        -    (12,800)       -
                               -------- --------   -------- --------
Net earnings                   $ 11,832 $ 11,137   $  9,808 $ 26,892
                               ======== ========   ======== ========
Earnings per share:

From net operating earnings:
   Basic                       $  0.96   $  0.91   $  1.83   $  2.20
   Diluted                        0.90      0.86      1.72      2.07

Net:
   Basic                       $  0.96   $  0.91   $  0.79   $  2.20
   Diluted                        0.90      0.86      0.74      2.07

    Second quarter consolidated net operating earnings increased $0.7 million or 6 percent from second quarter 1997 and $1.1 million or 10 percent from the first quarter 1998, while year-to-date net operating earnings decreased $4.3 million or 16 percent over 1997. Net revenues increased $31.9 million or 20 percent over second quarter 1997 and $15.6 or 9 percent over the first quarter 1998. During the first half of 1998 net revenues increased $38.4 million or 12 percent over the same period last year. Driving performance during the quarter, the Company's Private Client Group posted record net revenues up 15 percent over the 1997 quarter and 3 percent over first quarter 1998. The growth was largely due to increased commissions on listed securities and mutual funds driven by strong market volumes in April and to a lesser extent, an increase in customer margin debits. Also contributing was the Fixed Income Capital Markets Group, driven by both public finance investment banking and taxable sales and trading business, which increased net revenue by 24 percent over second-quarter 1997 and by 17 percent over first-quarter 1998, to finish with first half 1998 net revenues up 21 percent over the prior year period. Also, the Equity Capital Markets Group increased net revenues over 50 percent from 1997 second quarter and from first quarter 1998. Overall, net earnings for the first-half of 1998 were down $17.1 million or 64 percent from $26.9 million to $9.8 million; primarily the result of the one-time $20 million charge taken in the first quarter 1998 related to the Wessels, Arnold, Henderson, LLC ("WAH") acquisition.

Results of Operations

   Commission revenue increased $12.7 million or 20 percent from the 1997 second quarter and $22.0 or 17 percent from the 1997 first half as a result of increased sales of mutual funds, listed securities and insurance and annuity products to individual and institutional investors. The increased sales were due largely to increased trading volumes on most exchanges with an increase of approximately 25 percent in the New York Stock Exchange's average quarterly trading volumes as well as general increases in securities prices for the quarter and year-to-date periods versus the comparable periods in 1997.

   Principal transaction revenue declined $1.7 million or 5 percent from the 1997 second quarter and $6.9 million or 9 percent from the first half of 1997. The Company earned lower spreads trading over-the-counter equity securities as its strategy was modified to facilitate institutional trading in connection with the WAH acquisition. Also contributing to the declines were lower sales and trading of tax-exempt fixed income securities. However, sales and trading of taxable fixed income securities increased during the periods.

   Investment banking and underwriting revenue increased $15.8 million or 68 percent over the 1997 second quarter and $12.1 million or 25 percent over the first half of 1997. Revenue increases were attributable to increased corporate underwriting activity in the second quarter resulting from the March 31, 1998, acquisition of WAH and, to a lesser extent, increased fees earned from underwriting securities for municipal and government clients.

    Net interest income decreased $0.8 million or 6 percent over the second quarter 1998 versus second quarter 1997. Revenue increases were due primarily to a 20-percent increase in margin loan balances. However, offsetting the revenue increase during the second quarter was an increase in interest expenses due to financing related to the WAH acquisition as well as a 27-percent decline in customer credit balances. For the first six months of 1998, net interest income increased $0.8 million or 3 percent over the same period of 1997. Revenue increases were due primarily to an 18-percent increase in margin loan balances which was partially offset by a 34-percent decline in customer credit balances.

   Asset management revenues increased $4.9 million or 46 percent for the quarter and $7.8 million or 37 percent over the first half due to increases in volumes of assets in fee-based managed account programs at Dain Rauscher Incorporated, and to lesser degree, increases of approximately 65 percent in assets under management at Insight Investment Management.

   Other revenue increased $1.1 million or 17 percent for the quarter and $2.6 million or 24 percent for the first half of the year due to increases in customer service charges and gains on the sale of securities previously obtained in connection with corporate underwriting activities.

   Compensation related expenses were up $23.7 million or 25 percent over first quarter 1997 and $33.2 million or 17 percent over the first-half 1998 versus 1997. The increases are due principally to increased commissions associated with higher levels of operating revenues and incentive compensation, some of which is transitional in nature related to both the January 2, 1998, merging of Dain Bosworth and Rauscher Pierce Refsnes and the March 31, 1998, WAH acquisition. Also contributing to the increases were higher salary levels and a 4-percent rise in the average number of employees for the first-half 1998 versus 1997.

   Expenses other than compensation and benefits (net of the $ 20 million WAH acquisition expense) increased $7.2 million or 17 percent for the 1998 second quarter over the same period of 1997 and $11.7 million or 14 percent over the first half of 1997. The increase quarter over quarter is due principally to: (1) increased occupancy costs associated with new office openings, expansion of existing offices and office operating costs; (2) WAH goodwill amortization; (3) volume-driven increases in market-data communications and clearing services; (4) travel and promotional costs associated with the generation of new business, and (5) increased information system contractor and development costs. Similar events were responsible for increases in the first-half of 1998 versus the comparable period for 1997.

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

    On March 20, 1998, the Company entered into a $50 million committed, revolving credit agreement to replace a similar facility dated June 27, 1997. The facility expires March 19, 1999 and contains a one-year renewal option. Loans under the facility are unsecured and bear interest at a floating rate of the London Interbank Offering Rate (LIBOR) plus 61 basis points. The Company draws against the line periodically to meet short term funding needs. At June 30, 1998, $20 million was outstanding under the facility which was repaid the following business day. The Company must comply with provisions in the agreement regarding net worth, regulatory net capital and indebtedness.

    On March 31, 1998, the Company also issued $30 million (face amount) in 5-year zero coupon subordinated debentures related to the acquisition of WAH. The debentures were recorded at a discounted present value of $21.7 million.

    As described in Note K of the Consolidated Financial Statements of the Company's 1997 Annual Report on Form 10-K, Dain Rauscher Incorporated ("Dain Rauscher") must comply with certain regulations of the Securities and Exchange Commission and New York Stock Exchange, Inc. measuring capitalization and liquidity. Dain Rauscher continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At June 30, 1998, net capital was $111.5 million, 8.6 percent of aggregate debit balances and $46.4 million in excess of the 5-percent requirement.

     During the 1998 second quarter, the Company declared and paid a regular quarterly dividend on its common stock of $.22 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

    On May 28, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission. This registration statement allows the Company to sell up to $200 million in secured or unsecured debt or equity securities, using the proceeds for acquisition financing, subsidiary financing, or other corporate purposes. The registration statement was declared effective on June 16, 1998.

Year 2000 Issue & Technology

     The  Company's  business is highly dependent  on  communications, trading, information and data processing systems. As with other areas, the Company's technology demands have grown considerably in recent years and are anticipated to continue to grow dramatically in the years ahead. Investor interest and competitive forces in areas such as electronic order entry and access to customer statements (including through the Internet) could strain the Company's technology resources or force it to incur substantial expenses in expanding these resources. New regulations imposing additional audit trail and other data capture and retention requirements will cause the Company to incur further significant expenses. The Company has outsourced certain communications and quotations and trading systems services, and currently maintains its own back-office processing system. Although the Company and its vendors have in place tested disaster recovery systems, any failure or interruption of the Company's or a vendor's systems could cause delays in the Company's securities trading and processing activities and an inability to execute client transactions, which could have a material adverse effect on the
Company's operating results. There can be no assurance that the Company or a vendor will not suffer any such systems failure or interruption or that the Company's or a vendor's backup procedures and disaster recovery capabilities will be adequate. As technology develops and industry practices and regulations change, the Company must periodically update or replace various components of its key systems, including, in particular, its back-office data processing system, in order to remain competitive. The Company has committed to upgrade its current back-office processing system via an internal development process between 1998 and 2002 at an expected cost of approximately $17 million. There can be no assurance that the Company, during the process of upgrading its current back-office processing system, will not encounter technological difficulties, cost overruns, problems obtaining the necessary quantity and quality of development personnel, or difficulties in purchasing necessary components of such a system from outside vendors. Further, there can be no assurance that the back-office processing system, upon completion, will be state-of-the-art and that the system upgrade or implementation process will not result in interruption of the Company's business or delivery of its products and services to customers.

     It has become widely known that certain technological problems may arise in connection with reaching the Year 2000. The Company began addressing issues related to Year 2000 in conjunction with its consolidation of the back-office brokerage operations of Dain Bosworth and Rauscher Pierce Refsnes in 1993. While this consolidation was done primarily for competitive reasons, it included the added benefit of making the Company's back-office system Year 2000 compliant. In 1994, the Company's strategic technology plan included an inventory of all mission-critical systems along with plans to replace or upgrade each one by year-end 1998. The bulk of such systems were replaced in 1996 and 1997 and remaining systems are expected to be in production by the end of 1998, in accordance with the 1994 plan. Similar to the back office system, these replacements and upgrades were done primarily for competitive reasons, though they included the added benefit of making such systems Year 2000 compliant. Currently, the
Company has a Year 2000 project plan and task force in place and functioning to address remaining Year 2000 issues, primarily inter-faces with third parties, and contingency plans. To date, approx-imately 15 percent of mission-critical interfaces with third parties have been remediated, tested and moved into production with the remainder targeted for completion by the end of 1998. In the course of its Year 2000 analysis, the Company has not identified any issues that cannot be resolved by the targeted completion date. Finally, the Company will participate in industry-wide testing in March 1999.

     While there can be no assurance, the Company believes that its internal systems will not experience significant disruption in connection with the Year 2000. There can be no assurance that another entity's failure to ensure Year 2000 readiness would not have an adverse effect on the Company. In particular, if the Company's internal systems or if the Company's vendors and other information providers or the securities exchanges, clearing agencies and other securities firms or financial institutions with which the Company transacts business experience any significant disruption in connection with the Year 2000, such disruption could affect the Company's ability to conduct business and may have a material adverse effect on the Company's results of operations.

Private Securities Litigation Reform Act of 1995 "Safe Harbor"

      The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is making this cautionary statement in connection with such safe harbor legislation. This Form 10-Q, the Company's Annual Report to Shareholders, any Form 10-K, Form 10-Q or Form 8-K of the Company or any other written or oral statements made by or on behalf of the
Company may include forward-looking statements which reflect the Company's current views with respect to future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      The Company wishes to caution investors that any forward-looking statements made by or on behalf of the Company are subject to uncertainties and other factors that could cause actual results to differ materially from such statements. These uncertainties and other risk factors include, but are not limited to: the volatile nature of the securities business; competition; dependence on personnel; implementation of the Company's strategies; dependence on systems; dependence on sources of financing; use of derivative financial instruments; federal and state regulation; net capital requirements; and litigation. Though the Company has attempted to list comprehensively these important factors, the Company wishes to caution investors that other factors may in the future prove to be important in affecting the Company's results of operations. New factors emerge from time to time and it is not possible for management to predict all such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or a combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

      Investors are further cautioned not to place undue reliance on such forward-looking statements as they speak only to the Company's views as of the date the statement is made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

      For  more detailed discussion concerning these risk factors  see
Exhibit 99 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

        Midwest Life Insurance Litigation
        ---------------------------------
        Washington Action - In a retrial of the Washington action in May 1998, the jury returned a verdict in the amount of approximately $1.5 million against the defendants for negligent nondisclosure and violations of the Washington Consumer Protection Act ("WCPA"). The jury returned a verdict in favor of the defendants on the claim of fraudulent nondisclosure and plaintiff withdrew the claim of breach of fiduciary duty before the case was submitted to the jury. In July, 1998, the Court awarded plaintiffs approximately $1.7 million in attorneys' fees, penalties of $290,000 under the WCPA, miscellaneous costs and an unspecified amount of prejudgment interest. While final judgment has not yet been entered, the Company believes the total judgment, including prejudgment interest, will be approximately $4.8 million.

        Once judgment is entered, the Company will file post-trial motions seeking to have the judgment in favor of plaintiffs set aside and, if such motions are unsuccessful, will appeal. The Company believes the trial court made significant errors of law and that there are strong grounds for reversal. The Company anticipates that plaintiffs in other jurisdictions will seek to obtain collateral estoppel based on the Washington jury's verdict. The Company intends to vigorously oppose such requests and believes it has good grounds on which to do so.

        Colorado Action - The Court has now ruled on the specific amount of costs and prejudgment interest to be included in the final judgment in connection with the verdict in favor of the first 12 Colorado plaintiffs as approximately $240,000 and $1.8 million, respectively, bringing the total judgment in this case to approximately $6.8 million.

        Iowa Action - In July, 1998, the Court heard oral arguments on the plaintiffs' collateral estoppel motion and the defendants' summary judgment motion. No ruling has been issued as of the date of this filing. Trial is scheduled to commence in Des Moines on September 8, 1998.

        Federal Deposit Insurance Litigation
        ------------------------------------
        Dain Rauscher, as successor to Rauscher Pierce Refsnes, reached a confidential settlement of this matter with the FDIC. The settlement had no material adverse effect on the consolidated financial condition or results of operation of the Company.

        Orange County Related Claims
        ----------------------------
        SEC Proceeding - On August 3, 1998, the Securities and Exchange Commission (the "SEC") filed an action against Dain Rauscher and two former investment banking employees for alleged violations of certain antifraud provisions under the Securities Act of 1933 and the Securities Exchange Act of 1934 in connection with 12 one-year Taxable Note offerings and one pooled Tax and Revenue Anticipation Note offering. This action, captioned
     Securities and Exchange Commission v. Dain Rauscher, Inc., et al., was filed in United States District Court for the Central District of California. The offerings were made by certain school districts and cities during 1993 and 1994 and the proceeds were invested in the Orange County Investment Pool. Rauscher Pierce Refsnes, a predecessor of Dain Rauscher, acted either as underwriter or financial advisor in connection with each of these transactions. The SEC is seeking through this action to obtain permanent injunctions and civil remedies against each of the defendants. Dain Rauscher believes it has substantial and meritorious defenses available and is defending itself vigorously in this action.

        Bankruptcy Litigation - The County has reportedly reached settlement agreements with active defendants Merrill Lynch & Co., Inc., KPMG Peat Marwick LLP, Morgan Stanley & Co., LeBouef, Lamb Green & MacRae and over 20 government sponsored enterprises, including Student Loan Marketing Association and Federal National Mortgage Association, as well as with Credit Suisse First Boston Corporation and Nomura Securities whose cases had been stayed. Such settlements total in excess of $700 million. The County is seeking damages substantially in excess of such amount. Cases remain pending against Dain Rauscher, as successor to Rauscher Pierce Refsnes, Fuji Securities Inc. and McGraw-Hill Companies, Inc. d/b/a Standard & Poors, as well as 14 other defendants whose cases have been stayed. The County is currently seeking to lift the stay on such cases.

     While the outcome of any litigation is uncertain, management, based in part upon consultation with legal counsel as to certain of the actions pending against the Company and/or its subsidiaries, believes that the resolution of all matters pending against the Company and its subsidiaries will not have a material adverse effect on the consoli-dated financial condidtion or results of operations of the Company as set forth in the consolidated financial statements contained herein.

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the regular Annual Meeting of Stockholders of the Company held on May 6, 1998, the stockholders elected ten directors, voted to restate the Certificate of Incorporation to increase authorized common stock, approved an annual cash bonus plan for designated corporate officers, approved the Wealth Accumulation Plan and ratified the appointment of KPMG Peat Marwick L.L.P. as the registrant's indepen-dent auditors.

    Voting results of each of those items were as follows:

    Election of Directors:

                                       For           Withheld
                                       ---           --------
    J. C. Appel                    10,139,587        587,831
    J. E. Attwell                  10,139,587        587,831
    S. S. Boren                    10,137,465        589,953
    F. G. Fitz-Gerald              10,139,587        587,831
    W. F. Mondale                  10,116,814        610,604
    C. A. Rundell, Jr.             10,139,437        587,981
    R. L. Ryan                     10,139,587        587,831
    A. R. Schulze, Jr.             10,139,415        588,003
    I. Weiser                      10,135,732        591,686
    K. Wessels                     10,139,587        587,831

                                                   For      Against    Abstain
                                                   ---      -------    -------
   Amendment to Restate Certificate of
      Incorporation to Increase Authorized
      Common Stock                              9,590,330  1,094,939    42,149

   Annual Cash Bonus Plan for Designated
      Corporate Officers                        7,099,273  2,117,420   246,088

   Approval of the Wealth Accumulation Plan     8,746,070  1,800,942   180,406

   Ratification of Appointment of Auditors     10,657,187     53,838    16,392

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Item No.          Item                               Method of Filing
  --------          ----                               ----------------
  11        Computation of Net Earnings Per Share.     Filed herewith.

  27        Financial Data Schedule.                   Filed herewith.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          DAIN RAUSCHER CORPORATION
                                                  Registrant



Date:  August 13, 1998                 By      David J. Parrin
      -----------------                   -------------------------
                                               David J. Parrin
                                          Senior Vice President and
                                                 Controller
                                       (Principal Accounting Officer)

                       DAIN RAUSCHER CORPORATION
          INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                    FOR QUARTER ENDED JUNE 30, 1998

(a) Exhibits

  Item No.          Item                               Method of Filing
  --------          ----                               ----------------
  11        Computation of Net Earnings Per Share.     Filed herewith.

  27        Financial Data Schedule.                   Filed herewith.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1998.