Form 10-Q
period 1998-09-30
DAIN RAUSCHER CORP
filed 1998-11-13
CIK 50916

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                              __________

                               FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended September 30, 1998

                                  or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission file number 1-8186

                       Dain Rauscher Corporation

        (Exact name of registrant as specified in its charter)

                  DELAWARE                    41-1228350

(State or other jurisdiction of
 incorporation of organization)   (IRS Employer Identification Number)

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

                         Yes   X      No
                             -----       -----
  As of October 31, 1998, the Company had 12,444,139 shares of common stock outstanding.


                       DAIN RAUSCHER CORPORATION
     REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                 INDEX

                                                        Page
                                                        ----

I. FINANCIAL INFORMATION:

  Item 1. Financial Statements
          Consolidated Balance Sheet
          Consolidated Statement of Operations
          Consolidated Statement of Cash Flows
          Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

II. OTHER INFORMATION:

  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
          Signatures
          Index of Exhibits
          Exhibits


                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       DAIN RAUSCHER CORPORATION
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in thousands)

                                                    September 30, December 31,
                                                         1998         1997
                                                    ------------  -----------
                                                     (Unaudited)
Assets:
   Cash and cash equivalents                             $42,296      $35,909
   Cash and short-term investments segregated
     for regulatory purposes                               8,000            -
   Receivable from customers                           1,111,817    1,170,160
   Receivable from brokers and dealers                   231,212      229,421
   Securities purchased under agreements to resell       335,068      135,777
   Trading securities owned, at market                   565,366      541,511
   Equipment, leasehold improvements and buildings,
     at cost, net                                         43,862       42,376
   Other receivables                                      86,696       80,867
   Deferred income taxes                                  43,095       44,868
   Goodwill, net of amortization                         115,034        2,835
   Other assets                                           36,585       20,677
                                                      ----------   ----------
                                                      $2,619,031   $2,304,401
                                                      ==========   ==========
Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings                                $175,415     $179,000
   Drafts payable                                         72,868       83,499
   Payable to customers                                  512,891      601,949
   Payable to brokers and dealers                        651,079      580,970
   Securities sold under repurchase agreements           217,819      170,906
   Trading securities sold, but not yet purchased,
     at market                                           346,172      127,364
   Accrued compensation                                  113,705      128,463
   Other accrued expenses and accounts payable            95,062       97,500
   Subordinated and other debt                           102,221       15,659
                                                      ----------   ----------
                                                       2,287,232    1,985,310
                                                      ----------   ----------
Shareholders' equity:
   Common stock                                            1,566        1,546
   Additional paid-in capital                             96,501       89,321
   Retained earnings                                     238,513      233,419
   Treasury stock, at cost                                (4,781)      (5,195)
                                                      ----------   ----------
                                                         331,799      319,091
                                                      ----------   ----------
                                                      $2,619,031   $2,304,401
                                                      ==========   ==========

     See accompanying notes to consolidated financial statements.

                       DAIN RAUSCHER CORPORATION
                 CONSOLIDATED STATEMENT OF OPERATIONS
          (Unaudited, in thousands, except per-share amounts)

                                        Three Months Ended  Nine Months Ended
                                           September 30,       September 30,
                                         ----------------  ------------------
                                           1998     1997      1998      1997
                                         ----------------  ------------------
Revenue:
   Commissions                           $75,414  $74,237  $224,135  $200,924
   Principal transactions                 36,139   39,430   105,767   115,944
   Investment banking and underwriting    28,385   25,016    89,600    74,086
   Interest                               33,546   33,315    99,110    88,524
   Asset management                       16,349   12,154    45,211    33,263
   Correspondent clearing                  4,298    5,668    13,192    15,315
   Other                                   6,663    6,785    20,275    17,125
                                         -------  -------  --------  --------
   Total revenue                         200,794  196,605   597,290   545,181

Interest expense                         (19,934) (15,237)  (55,967)  (41,720)
                                         -------  -------   -------   -------
Net revenue                              180,860  181,368   541,323   503,461
                                         -------  -------   -------   -------
Non-interest expenses:
   Compensation and benefits             120,113  110,233   351,242   308,166
   Communications                         12,248   12,130    36,580    34,767
   Occupancy and equipment                12,669   10,507    35,962    30,546
   Travel and promotional                  9,955    7,085    25,401    21,137
   Floor brokerage and clearing fees       3,658    3,258     9,361     8,975
   Other                                  16,738   12,164    41,973    31,991
   Merger and restructuring expenses           -   15,000    20,000    15,000
                                         -------  -------   -------   -------
Total non-interest expenses              175,381  170,377   520,519   450,582
                                         -------  -------   -------   -------
Income before income taxes                 5,479   10,991    20,804    52,879
   Income taxes                           (1,972)  (3,935)   (7,489)  (18,931)
                                         -------  -------   -------   -------
Net income                               $ 3,507  $ 7,056   $13,315   $33,948
                                         =======  =======   =======   =======
Net Income per share:
   Basic                                 $  0.28  $  0.57   $  1.08   $  2.77
                                         =======  =======   =======   =======
   Diluted                               $  0.27  $  0.54   $  1.01   $  2.61
                                         =======  =======   =======   =======

     See accompanying notes to consolidated financial statements.

                       DAIN RAUSCHER CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Unaudited, in thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                            -----------------
                                                             1998       1997
                                                            ------     ------
Cash flows from operating activities:
   Net income                                              $13,315    $33,948
   Adjustments to reconcile earnings to cash provided (used)
     by operating activities, net of effect of acquisition:
         Depreciation and amortization                      13,658      5,843
         Deferred income taxes                               1,773     (2,322)
         Non-cash merger and restructuring charge,
           net of tax                                       12,800      9,600
         Other non-cash items                                8,025      7,725
         Cash and short-term investments segregated
           for regulatory purposes                          (8,000)   (60,000)
         Net payable to brokers and dealers                 78,634     67,892
         Securities purchased under agreements to resell  (199,291)  (255,009)
         Net trading securities owned and trading
           securities sold, but not yet purchased          201,026     20,905
         Short-term borrowings and drafts payable
           of securities companies                         (14,215)    12,009
         Net receivable from customers                     (30,716)    46,086
         Other receivables                                  (5,388)       820
         Securities sold under repurchase agreements        46,913    104,079
         Accrued compensation                              (14,935)   (17,447)
         Other                                               3,460      3,746
                                                          --------    -------
Cash provided (used) by operating activities               107,059    (22,125)
                                                          --------    -------
Cash flows from financing activities:
   Proceeds from:
      Subordinated and other debt                           80,000     50,000
      Issuance of common stock                               2,257      1,811
   Payments for:
      Revolving credit agreement, net                      (50,000)         -
      Subordinated and other debt                          (15,641)    (9,925)
      Dividends on common stock                             (8,172)    (6,627)
                                                          --------    -------
Cash provided by financing activities                        8,444     35,259
                                                          --------    -------
Cash flows from investing activities:
   Proceeds from investment dividends and sales              1,967      1,768
      Payments for:
      Acquisition, net of cash acquired                    (95,588)         -
      Equipment, leasehold improvements and other          (15,495)   (12,684)
                                                          --------    -------
Cash used by investing activities                         (109,116)   (10,916)
                                                          --------    -------
Increase in cash and cash equivalents                        6,387      2,218
   Cash and cash equivalents:
      At beginning of period                                35,909     34,387
                                                          --------    -------
      At end of period                                     $42,296    $36,605
                                                          ========    =======
Income tax payments totaled $3,649,000  and $25,332,000 and interest payments totaled $50,862,000  and $37,937,000 during the nine months ended September  30, 1998 and 1997, respectively.  During the  nine months ended September  30, 1998, the Company had non-cash financing activity of $21,657,000 representing subordinated debentures issued as a portion of the consideration paid for an acquisition.  Also for the nine  months ended September  30, 1998 and 1997, respectively, the
Company had non-cash financing activity of $4,149,000 and $2,173,000 associated with the crediting of common stock to deferred compensation plan participants.

     See accompanying notes to consolidated financial statements.

                       DAIN RAUSCHER CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


A. Condensed Consolidated Financial Statements

   The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-Q and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of such interim consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The results of operations for the three-month period ended September 30, 1998, are not necessarily indicative of results for subsequent periods.

    Certain prior year amounts in the financial statements have been reclassified to conform to the 1998 presentation.

B. Acquisition

     On March 31, 1998, the Company acquired Wessels, Arnold & Henderson, LLC ("WAH"), a privately held investment banking and institutional equity sales and trading firm based in Minneapolis. The transaction was accounted for as a purchase and, accordingly, the revenues and operating results of WAH are only included in the consolidated statement of operations since April 1, 1998.

     The consideration paid for the acquisition was $120 million of cash and five-year subordinated debentures with a discounted value of $21.7 million ($30 million face amount). Goodwill of approximately $115 million was recorded and will be amortized over an estimated life of 25 years.

    The Company recorded a $20.0 million pretax charge ($12.8 million after tax) during the 1998 first quarter for costs related to the merger, including $16.0 million for severance; $2.5 million for space consolidation; with the remaining $1.5 million for other integration costs. As of September 30, 1998, approximately $17 million in expenditures ($16 million related to severance) had been incurred.

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

                                              Nine Months Ended
                                                September 30,
                                          1998                1997
                                        ----------------------------
Statement of Operations Data:
   Revenue                              $614,763            $592,552
   Interest expense                      (58,295)            (47,968)
                                        --------            --------
   Net revenue                           556,468             544,584
   Non-interest expenses                 515,724             492,958
                                        --------            --------
   Income before taxes                    40,744              51,626
   Income tax expense                    (14,667)            (18,480)
                                        --------            --------
   Net income                           $ 26,077            $ 33,146
                                        ========            ========
   Basic income per share               $   2.11            $   2.70
                                        ========            ========
   Diluted income per share             $   1.98            $   2.55
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

C.  Short-Term Borrowings

     On March 20, 1998, the Company entered into a $50 million committed, revolving credit agreement to replace a similar facility dated June 27, 1997. The facility expires March 19, 1999 and contains a one-year renewal option. Loans under the facility are unsecured and bear interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus 61 basis points. No amounts were outstanding under the facility at September 30, 1998. The Company must comply with provisions in the agreement regarding net worth, regulatory net capital and indebtedness.

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

Summary

    The   following  is  a  consolidated  summary  of   the  Company's
results   of   operations for the three and nine month  periods  ended
September 30, 1998 and 1997:

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------  ------------------
                                         1998      1997      1998      1997
                                       ------------------  ------------------
Revenue                                $200,794  $196,605  $597,290  $545,181
Interest expense                        (19,934)  (15,237)  (55,967)  (41,720)
                                       --------  --------  --------  --------
Net revenue                             180,860   181,368   541,323   503,461
Expenses excluding interest and
  merger and restructuring              175,381   155,377   500,519   435,582
                                       --------  --------  --------  --------
Operating earnings before income taxes    5,479    25,991    40,804    67,879
Income tax expense from operations       (1,972)   (9,335)  (14,689)  (24,331)
                                       --------  --------  --------  --------
Net operating earnings                    3,507    16,656    26,115    43,548
Merger and restructuring expense
  (net of tax)                                -    (9,600)  (12,800)   (9,600)
                                       --------  --------  --------  --------
Net income                               $3,507    $7,056   $13,315   $33,948
                                       ========  ========  ========  ========
Income per share:

From net operating earnings:
   Basic                                $  0.28   $  1.35   $  2.11   $  3.55
   Diluted                                 0.27      1.27      1.98      3.35

Net:
   Basic                                $  0.28   $  0.57   $  1.08   $  2.77
   Diluted                                 0.27      0.54      1.01      2.61

    Third-quarter net revenue decreased slightly from third-quarter 1997, and $7.1 million (4 percent) from the second quarter of 1998. The decline in net revenue for the quarter from the prior year period was mainly due to a significant decrease in corporate underwriting activity as reflected in the performance of the Equity Capital Markets Group ("ECM"). ECM net revenue in the third quarter of 1998 declined 12 percent compared with 1997 and 20 percent from the 1998 second quarter. ECM was adversely affected by the industry-wide drought in the initial public offering market. Net revenue for the Private Client Group ("PCG") increased slightly over the prior year, but declined 3 percent from the 1998 second quarter. The Fixed Income Capital Markets Group ("FICM"), led by strong performances in public finance investment banking and taxable institutional sales, increased net revenue by 23 percent over third-quarter 1997 and by 4 percent over second quarter 1998. For the nine-month period ended September 30, 1998, the Company's net revenue increased $37.9 million (8 percent) over the same period last year.

    Third-quarter consolidated net operating earnings decreased $13.1 million (79 percent) from third-quarter 1997 and $8.3 million (70 percent) from second quarter 1998, while year-to-date net operating earnings decreased $17.4 million (40 percent) from 1997. Overall, net earnings for the nine-months year-to-date were down from the prior year by $20.6 million (61 percent) due to negative equity market conditions affecting third quarter 1998, and transition costs related to the combination of Dain Bosworth and Rauscher Pierce Refsnes and the acquisition of Wessels Arnold & Henderson, LLC ("WAH").

Results of Operations

   Commission revenue increased slightly in the third-quarter 1998 from 1997 and $23.2 million (11 percent) year-to-date from the 1997 nine-month period. This was primarily the result of increased sales of mutual funds, listed securities and insurance and annuity products to individual and institutional investors. During the first half of the year increased trading volumes on most exchanges resulted in
increased  sales,  although  these  increases  slowed   in  the  third
quarter  as  market conditions turned   negative during the period.

     Principal transaction revenue declined $3.3 million (9 percent) from the 1997 third-quarter, and $10.2 million (9 percent) from the same period year-to-date in 1997. The Company earned lower spreads trading over-the-counter equity securities as its strategy was modified to facilitate institutional trading in connection with the WAH acquisition. Also contributing to the declines were lower sales and trading of tax-exempt fixed income securities. However, sales and trading of taxable fixed income securities increased during both the quarter and nine-month periods.

   Investment banking and underwriting revenue increased $3.4 million (13 percent) from the 1997 third-quarter and $15.5 million (20 percent) in the first nine months of 1998 versus the prior year. Revenue increases were partly attributable to increased corporate underwriting activity by the Company resulting from the March 31, 1998, acquisition of WAH, despite negative industry trends in the third-quarter 1998 which resulted in a decline in underwriting activity from the first six months of 1998. In addition, municipal underwriting activity increased significantly in both the quarter and year-to-date 1998 periods over the corresponding periods in the prior year.

     Net interest income decreased $4.5 million (25 percent) from the third-quarter 1997 and $3.7 million (8 percent) from the same period in the prior year. The Company's net interest income is dependent upon the level of customer balances and trading inventories, as well as the spread between the rate it earns on those assets compared with its cost of funds. For the quarter, interest revenue was flat while interest expense increased $4.7 million (31 percent), due primarily to a 51-percent decline in available customer credit balances, compared to the prior year quarter, and increased expense due to the financing related to the WAH acquisition. For the nine months year-to-date, net interest income decreased due to an increase in interest expense resulting primarily from a decrease in customer credit balances, a decrease in the spreads on margin balances, and increased expense due to WAH acquisition financing.

   Asset management revenues increased $4.2 million (34 percent) for the quarter and $11.9 million (35 percent) over the prior period year-to-date due to increases during the year in the volume of assets in fee-based managed account programs at Dain Rauscher Incorporated and in assets under management at Insight Investment Management.

   Correspondent clearing revenue declined $1.4 million (25 percent) for the quarter and $1.5 million (11 percent) from the prior year nine-month period. The decrease in revenue in both periods was caused by a slowdown in correspondent trading volume. For the year-to-date period, revenue also declined from the prior year due to a loss of certain correspondent clients, primarily in the second quarter 1998.

   Other revenue was essentially unchanged from the prior year quarter, but increased $2.5 million (14 percent) for the year-to-date primarily due to increases in customer service charges. These fees include account fees for Individual Retirement Accounts, cash management accounts, and account transfer fees.

   Compensation related expenses were up $9.9 million (8 percent) over third-quarter 1997 and $43.1 million (13 percent) in the nine-month 1998 period versus 1997. For the nine month period ended September 30, this increase was due principally to increased commissions associated with higher levels of operating revenues and incentive compensation, some of which is transitional in nature related to the Dain Bosworth and Rauscher Pierce Refsnes merger, and the WAH acquisition.

   Expenses other than compensation and benefits (excluding the $20 million WAH merger-related expenses) increased $10.1 million (22 percent) in the 1998 third-quarter over the same period in 1997, and $21.9 million (17 percent) over the nine months year-to-date in 1997. The increases quarter-over-quarter and year-to-date are due principally to: (1) increased occupancy costs associated with new office openings, expansion of existing offices and office operating costs; (2) amortization of goodwill from the acquisition of WAH; (3)
travel and promotional costs associated with the generation of new business; and (4) increased information system contractor and development costs. Finally, volume-driven increases in market-data communications and clearing services during the first half of the year also resulted in increased expenses for the year-to-date 1998 over the same period 1997.

Liquidity and Capital Resources

     On March 31, 1998, the Company's broker-dealer subsidiary entered into an $80 million subordinated term loan agreement with a group of banks in connection with the acquisition of WAH. Proceeds from the loan qualify as regulatory capital. Term loans under this agreement are unsecured, and consist of advances bearing interest at either the current Eurodollar Interbank Rate plus 160 basis points, or the lead bank's published Reference Rate, at the discretion of the Company. Principal payments under the agreement consist of $5.0 million per quarter beginning April 1, 1999, with the final payment due on December 31, 2002. The Company must comply with provisions in the agreement regarding net worth and regulatory net capital.

    On March 20, 1998, the Company entered into a $50 million committed, revolving credit agreement to replace a similar facility dated June 27, 1997. The facility expires March 19, 1999, and contains a one-year renewal option. Loans under the facility are unsecured and bear interest at a floating rate of the London Interbank Offered Rate (LIBOR) plus 61 basis points. The Company draws against the line periodically to meet short-term funding needs. At September 30, 1998, no amounts were outstanding under this facility. The Company must comply with provisions in the agreement regarding net worth, regulatory net capital and indebtedness.

    On March 31, 1998, the Company also issued $30 million (face amount) in 5-year zero coupon subordinated debentures related to the acquisition of WAH. The debentures were recorded at a discounted present value of $21.7 million.

    As described in Note K of the Consolidated Financial Statements of the Company's 1997 Annual Report on Form 10-K, Dain Rauscher Incorporated ("Dain Rauscher") must comply with certain regulations of the Securities and Exchange Commission and New York Stock Exchange, Inc. measuring capitalization and liquidity. Dain Rauscher continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At September 30, 1998, net capital was $117.5 million, or 10.0 percent of aggregate debit balances and $58.7 million in excess of the 5-percent requirement.

     During the 1998 third quarter, the Company declared and paid a regular quarterly dividend on its common stock of $.22 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

    The Company has a shelf registration statement with the Securities and Exchange Commission that allows the Company to sell up to $200 million in secured or unsecured debt or equity securities, using the proceeds for acquisition financing, subsidiary financing, or other general corporate purposes.

Year 2000 Issue

    It is widely known that certain technological problems may arise in connection with reaching the Year 2000. Since the early 1990's, the Company has taken steps to assess and implement remediation plans, and test its hardware and software systems for Year 2000 compliance. In 1993, the Company consolidated the back-office operations of its subsidiary broker-dealers (Dain Bosworth and Rauscher Pierce Refsnes). With that consolidation, the Company upgraded or replaced the bulk of its mission critical data processing systems. While upgrade and replacement projects were performed primarily for competitive reasons, they included the added benefit of making these systems Year 2000-compliant.

    The Company has a Year 2000 Task Force, headed by its Chief Financial Officer and its Chief Information Officer. The Task Force analyzes the Company's internal information technology ("IT") and non-IT systems, including critical outsourced systems supplied by vendors, for Year 2000 readiness. The Task Force also identifies and prioritizes the Company's critical third-party relationships, including those with securities exchanges, vendors, clients, and transaction counter-parties, and communicates with them about their plans and progress in addressing the Year 2000 problem. The Company consulted with the Securities Industry Association ("SIA"), its outside auditors and other industry participants to formulate its Year 2000 program. A comprehensive Year 2000 project plan (the "Year 2000 Plan"), which covers the Company's mission critical IT and non-IT systems and third-party interfaces, is complete. The Year 2000 Plan includes steps for inventory, assessment and testing, along with a detailed schedule for completing each of the segments.

    For systems that are not currently Year 2000-compliant, the Company has prepared and is executing remediation plans. To date, approximately 80 percent of the Company's internal systems (not including external interfaces) have been assessed, modified, tested, implemented and run in daily production. Upgrades or replacements necessary to achieve Year 2000 compliance for remaining mission critical systems are expected to be completed in 1998. The Company expects to remediate and test its external interfaces (such as its electronic interfaces with the Securities Industry Automation Corporation and Depository Trust Company) as each service provider informs the Company that the external interface is ready for testing. At this stage of its review, the Company believes it has approximately 275 mission critical interfaces within 80 third-party relationships. As of September 30, 1998, 42 interfaces have been tested and moved into production, 70 interfaces have been remediated but not tested, and 64 interfaces are still being reviewed with counterparties. The remaining interfaces have been reviewed and determined to have no Year 2000 sensitivity. The Company expects that all of its mission critical interfaces will be tested and moved into production by early 1999. The Year 2000 Plan also calls for the Company to receive compliance status information directly from all mission critical vendors. As of September 30, 1998, the Company believes that all but two of the Company's mission critical software and utilities are operating on software versions that are Year 2000 compliant. The Company anticipates that both of these subsystems will be made Year 2000 compliant by early 1999.

    During 1998 to date, the Company has spent approximately $550,000 on Year 2000 related planning, testing and upgrades or replacements. Such costs have not had, and are not expected to have, a material effect on the Company's consolidated financial statements. The Company expects to be able to fund any such future costs from operations.

    The Company also expects to participate in industry-wide testing coordinated by the SIA. The testing is currently planned for March and April 1999, and is intended to identify whether significant Year 2000 problems exist in placing, settling and clearing orders and trades among SIA-member firms, third party vendors, and major exchanges. While there can be no assurance, the Company believes that its internal systems will not experience significant disruption in connection with the Year 2000.

    The Company's business is highly dependent on communications, trading, information and data processing systems. Although the Company has outsourced certain of its communications and quotations and trading systems services, the Company currently maintains its own order-routing and back-office processing system. The Company and its vendors have in place tested disaster recovery systems. However, if the Company's internal systems, vendors, other information providers, the securities exchanges, clearing agencies and other securities firms, or financial institutions with which the Company transacts business experience any significant disruption in connection with the Year 2000, such disruption could affect the Company's ability to conduct business and may have a material adverse effect on the Company's results of operations. The Company is developing a written contingency plan to provide for continuity of processing under various scenarios, which it expects to complete by the end of 1998.

    Readers are cautioned that forward-looking statements contained in the section "Year 2000 Issue" should be read in conjunction with the Company's disclosures under the heading: "Private Securities Litigation Reform Act of 1995 'Safe Harbor'" which appear below.

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

      For a more detailed discussion concerning these risk factors see
Exhibit 99 of the Company's Quarterly Report on Form 10-QA for the quarter ended March 31, 1998.

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

Midwest Life Insurance Litigation

Washington Action - The Court reduced the award of attorneys' fees to approximately $1.3 million, but otherwise denied the Company's post-trial motions. The Court awarded interest and costs in the amount of approximately $1.2 million, bringing the total amount of the judgment to approximately $4.3 million. The Company has appealed.

Iowa Action - The Court denied plaintiff's collateral estoppel motion and defendants' summary judgment motion. The trial began in September and is proceeding.

Orange County Related Claims

School District Claims - In September 1998, a case was filed under the caption Thomas Hayes, as litigation representative for the County of Orange and as assignee of the Districts' Excluded Claims v. Dain Rauscher Corp., a Delaware corporation, formerly known as Dain Rauscher Inc., Successor by Merger to Rauscher Pierce Refsnes, Inc. in the United States District Court for the Central District of California. The plaintiff asserts claims allegedly assigned to him by certain school districts for which Rauscher Pierce Refsnes served as underwriter or financial advisor in 1994, including most of the school districts involved in issuing the $300 million pooled Tax and Revenue Anticipation Note that is a subject of the SEC proceeding. The plaintiff alleges that Rauscher Pierce violated fiduciary, professional and contractual duties by failing to apprise the school districts of the risks in the Orange County Investment Pool and by furthering the County's investment program in derogation of the school districts' interests. The complaint alleges losses in excess of $50 million. Dain Rauscher denies the allegations and believes it has substantial and meritorious defenses in this action.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

  Item No.          Item                               Method of Filing
  --------          ----                               ----------------
  11        Computation of Earnings Per Share.         Filed herewith.

  27        Financial Data Schedule.                   Filed herewith.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended
 September 30, 1998.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          DAIN RAUSCHER CORPORATION
                                                  Registrant



Date:   November 13, 1998               By      David J. Parrin
     -----------------------              ---------------------------
                                                David J. Parrin
                                            Senior Vice President and
                                                   Controller
                                         (Principal Accounting Officer)


                       DAIN RAUSCHER CORPORATION
          INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                 FOR QUARTER ENDED SEPTEMBER 30, 1998

(a) Exhibits

  Item No.          Item                               Method of Filing
  --------          ----                               ----------------
  11        Computation of Earnings Per Share.         Filed herewith.

  27        Financial Data Schedule.                   Filed herewith.

(b) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended
 September 30, 1998.