Form 10-K405
period 1998-12-31
DAIN RAUSCHER CORP
filed 1999-03-18
CIK 50916

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                 -----------

                                  FORM 10-K

[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                      OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                    ON WHICH REGISTERED
            -------------------                   ---------------------
  Common Stock, par value $.125 per share      New York Stock Exchange, Inc.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 3, 1999, 12,508,575 shares of common stock were outstanding, and the aggregate market value of the common shares (based upon the closing price at March 3, 1999, on the New York Stock Exchange) of Dain Rauscher Corporation, held by non-affiliates was approximately $256,206,669.

                     DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Proxy Statement of Registrant to be filed within 120 days of December 31, 1998 are incorporated in Part III of this report.

------------------------------------------------------------------------------

                                    PART I

ITEM 1.        BUSINESS:

         (a)  GENERAL DEVELOPMENT OF BUSINESS.

         We (Dain Rauscher Corporation) are a Minneapolis, Minnesota-based holding company formed in 1973 that provides investment advice and services to individual investors in the western United States and investment banking services to corporate and governmental clients nationwide through our principal subsidiary, Dain Rauscher Incorporated ("DRI"). We also clear and settle securities trades on a fully-disclosed basis for 170 correspondent brokerage firms through our correspondent clearing unit, which is based in St. Louis, Missouri. Another subsidiary, Insight Investment Management Inc. ("Insight"), serves as investment advisor to the Great Hall Investment Funds (five open-end money market mutual funds) and provides fixed income portfolio management services to a variety of private accounts. Dain Rauscher Lending Services Inc. was formed in 1997 to make certain types of loans to customers that are collateralized by customers' control and restricted securities. At December 31, 1998, we had approximately 3,600 employees located in 27 states. We are a Delaware corporation with executive offices located at Dain Rauscher Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402-4422. Our telephone number is (612) 371-2711.

         For further information on changes to our structure during 1998 see
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         For a discussion of our results by segment see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (c)  NARRATIVE DESCRIPTION OF BUSINESS

SECURITIES BUSINESS

         GENERAL. Our broker-dealer subsidiary DRI conducts securities and investment banking activities. DRI deals in securities of and is a market-maker for entities based throughout the United States. DRI's equity research, trading and investment banking activities in recent years have evolved from a geographic orientation to one focused on selected industries. At December 31, 1998, DRI had 1,188 retail sales representatives and 111 institutional sales representatives. DRI is a member firm of the New York Stock Exchange, Inc. ("NYSE") and is registered in the NASDAQ system as a market maker. At December 31, 1998, DRI was registered as a market maker for 382 companies.

         Our operating results are sensitive to many factors outside of our control, including the general volatility of securities prices and interest rates, trading volume of securities, income and capital gains tax legislation and demand for investment banking services. Economic conditions in the regions in which we operate also affect operating results.

         Results by business line are discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Revenue for each business line is generated from the following activities:


                                           DAIN RAUSCHER CORPORATION
                                               REVENUE BY SOURCE
                                            (DOLLARS IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                     1998                       1997                      1996
                                            ------------------------------------------------------------------------
Commissions:
   Listed securities..................              $130,594                  $113,426                    $87,862
   Mutual funds.......................                89,170                    81,160                     62,679
   Over-the-counter securities........                45,033                    47,958                     46,845
   Insurance and annuity products.....                25,080                    20,782                     15,399
   Options, commodities and other.....                 9,790                    11,521                     10,299
                                                 -----------               -----------                -----------
      Total...........................               299,667                   274,847                    223,084
                                                 -----------               -----------                -----------

Principal Transactions:
   Equity securities..................                71,732                    75,699                     89,251
   Municipal securities...............                28,686                    32,100                     29,451
   Government securities..............                24,531                    19,289                     20,826
   Corporate fixed income securities..                12,544                    15,483                     20,371
   Mortgage-backed and other..........                13,099                     9,579                      9,141
                                                 -----------               -----------                -----------
      Total...........................               150,592                   152,150                    169,040
                                                 -----------               -----------                -----------

Investment Banking and Underwriting:
   Corporate..........................                68,910                    69,532                     67,749
   Municipal and other................                56,560                    41,748                     43,642
                                                 -----------               -----------                -----------
 Total................................               125,470                   111,280                    111,391
                                                 -----------               -----------                -----------

Interest:
   Customer margin accounts...........                88,994                    78,945                     66,770
   Trading inventories and other......                25,487                    28,705                     28,250
   Deposits and short-term
       investments....................                14,857                    14,842                     15,531
                                                 -----------               -----------                -----------
     Total............................               129,338                   122,492                    110,551
                                                 -----------               -----------                -----------

Asset Management:
   Individual and institutional
      accounts........................                37,571                    28,763                     21,697
   Money market funds.................                23,632                    17,541                     14,193
                                                 -----------               -----------                -----------
         Total........................                61,203                    46,304                     35,890
                                                 -----------               -----------                -----------

Correspondent Clearing................                17,873                    19,827                     15,806

Other.................................                36,192                    23,775                     17,554
                                                 -----------               -----------                -----------
      Total revenue...................           $   820,335               $   750,675                $   683,316
                                                 ===========               ===========                ===========

         COMMISSIONS. As a securities broker, DRI acts as an agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter ("OTC") market. DRI charges a brokerage commission when acting as an agent for the purchaser or seller of a security. If the security is listed on an exchange, the transaction is generally completed through DRI's own floor broker. If the security is traded in the OTC market, transactions are generally completed with a market maker in the security. In addition, DRI also earns commissions from transactions involving many other financial products, including mutual funds and insurance and annuity products. DRI earns commissions primarily from individual investors, however institutional commissions have increased in recent years.

         PRINCIPAL TRANSACTIONS. DRI is a dealer in corporate, tax-exempt and governmental fixed income securities and equity securities. DRI recognizes profits or losses on transactions from trading securities inventory. Trading securities requires a substantial capital commitment and exposes us to the risk of loss if market prices of the securities decrease. However, DRI marks trading securities held in inventory to market, recognizing any unrealized gains or losses on fluctuations in value as part of principal transactions revenue.

         See Item 8, "Note J to Consolidated Financial Statements", for further discussion on our inventory and risk management policies.

         INVESTMENT BANKING AND UNDERWRITING ACTIVITIES. DRI earns investment banking fees by assisting clients with financial needs planning and by advising them on raising and managing capital. We also help our clients implement financing plans by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. Our Equity Capital Markets group originates, syndicates and distributes securities of companies in five key sectors: consumer, energy, financial services, health care and technology. Our syndicate department (part of Equity Capital Markets) coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises DRI's selling allotments to our Private Client group branch offices, institutional clients and other broker-dealers. Our Fixed Income Capital Markets group originates, syndicates and distributes securities primarily of municipalities, state and local agencies, and health care organizations.

          Participation in equity and tax-exempt securities underwritings can expose us to significant risk, as it is possible that securities we have committed to purchase cannot then be resold at the initial offering price. We work under the provisions of federal and state securities laws and regulations that can impose substantial potential liabilities for violations in connection with an underwriters' sales of securities to the public. In addition to public offerings and private placements, DRI provides other consulting services, including valuations of securities and companies, arranging and evaluating mergers and acquisitions and advising clients with respect to financing plans and related matters.

         CUSTOMER FINANCING. A significant portion of DRI's' profitability is from net interest income, the majority of which is related to customer balances. Our customers conduct their transactions on either a cash or margin basis. Purchases on a cash basis require full payment by the settlement date (generally the third business day following the transaction date). DRI's balance sheet includes all our customers' debit and credit balances as well as those of the introducing correspondent firms serviced by our correspondent clearing unit. DRI is at risk in the event a customer fails to settle a trade and the value of the securities subsequently decline. When a customer purchases securities on a margin basis, DRI extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board, the NYSE and our internal policies, which are generally more stringent than these regulations. DRI is at risk of loss for customers who are unable to pay on margin loans where the collateral is less than the amount of the loan as a result of declines in market value. We charge interest at a floating rate based on the amount a customer borrows. The rate is dependent on the customers' average margin balance, activity level, and our cost of funds. See Item 8, "Note J to Consolidated Financial Statements", for further discussion of these customer activities.

         Customers also accumulate credit balances in their accounts from receipt of dividends, interest or principal on securities we hold on their behalf, from funds received for the sale of securities, and from cash deposits made by customers. DRI pays interest to customers on their credit balances. DRI also uses available customer credit balances to lend funds to other customers purchasing securities on margin. DRI weekly calculates the amount of customer credit balances, if any, that must be segregated ("excess customer credit balances") from other customer funds, based on regulations designed to protect customer balances. Excess customer credit balances are invested in short-term securities in accordance with these regulations. See
Item 8 "Note L to Consolidated Financial Statements" for further discussion of these regulatory requirements. DRI generates net interest income from the interest rate spread between the yield on customer debit balances and short-term investments and the rate paid to customers on credit balances. DRI is a member of the Securities Investor

Protection Corporation ("SIPC"), which insures customer accounts up to specified limits in the event of liquidation. We also maintain additional coverage in order to further protect customer accounts in excess of SIPC coverage.

         SECURITY REPURCHASE ACTIVITIES. DRI acts as principal in the purchase and sale to customers of U.S. government and government agency securities, including repurchase agreements in these securities and certain other money market instruments. DRI may match purchases and sales of these securities and is at risk to the extent that the contracts are not properly matched or its customers are unable to meet their obligations. These risks are higher during periods of rapidly changing interest rates or fluctuations in market conditions. In addition to requiring collateral, DRI takes physical possession of securities purchased under agreements to resell. These repurchase agreements provide DRI with the right to maintain the relationship between the market value of the collateral held and the amount owed. DRI typically enters into these contracts only with large, credit-worthy customers. DRI also utilizes securities sold under repurchase agreements as a means of financing portions of its trading inventories.

         RESEARCH ACTIVITIES. DRI has fixed income and equity research departments which provide analysis, investment recommendations and market information with an emphasis on companies in selected industry segments. At December 31, 1998, DRI had 36 securities analysts. We also purchase products from independent organizations to supplement our internal research activities.

         REGULATION. The securities industry is regulated by federal and state governments, the various securities and commodities exchanges and other self-regulatory bodies. Regulations cover all aspects of the securities business including sales practices, registration and distribution of securities, trade practices among broker-dealers, transactions with affiliates, conflicts of interest, uses and safekeeping of customers' funds and securities, capital levels of securities firms, record-keeping and the conduct of employees. Violations of these rules and regulations can result in censure, fines, suspensions, revocation of the right to do business and private rights of action for damages. DRI believes it has operated in compliance with applicable rules and regulations in all material respects.

         UNIFORM NET CAPITAL RULE. See Item 8 "Note L to Consolidated Financial Statements."

CLEARING SERVICES

         DRI is also in the business of marketing correspondent clearing services. Our correspondents disclose to their customers that the customers' trades are being cleared and settled by us. As of December 31, 1998, DRI provided clearing services to 170 correspondents. Correspondent firms are charged fees based on their use of services.

MONEY MANAGEMENT AND OTHER SERVICES

         Our subsidiary, Insight, is a registered investment advisor providing fixed income portfolio management services to the Great Hall Investment Funds, Inc. ("Great Hall") and to individual and institutional clients. Great Hall is an open-end investment company that currently offers shares in five separate money market mutual funds.

COMPETITION

         DRI encounters intense competition in its business as a broker-dealer, competing directly with numerous firms, many of which have substantially greater capital and other resources. We also encounter competition from banks, insurance companies and financial institutions. During the past two years a number of commercial banks have acquired securities firms, gaining unprecedented entry into the securities industry. These acquisitions have brought new sources of capital into the securities industry, resulting in more formidable competitors. Additionally, competition among securities firms and other competitors for successful sales representatives, securities traders, securities analysts and investment bankers is intense and continuous.

         DRI competes with other securities firms and with banks, insurance companies and other financial institutions based on service, product selection, price, location and reputation in local markets. DRI does operate at a price disadvantage to discount brokerage firms, although these firms do not offer equivalent services. Insight competes with other fixed income portfolio managers principally on the basis of portfolio performance, price and service.

EMPLOYEES

         At December 31, 1998, we had approximately 3,600 full-time employees, none of whom were represented by a collective bargaining unit.

ITEM 2.       PROPERTIES:

         Our headquarters and administrative offices are located in two buildings in downtown Minneapolis, Minnesota, including the Dain Rauscher Plaza. One location contains back office and data processing operations. We also lease significant space in Dallas, Texas. DRI has an extensive branch office system, and leases office space in various locations throughout the country. We believe that our facilities are suitable and adequate to meet our needs, and are appropriately utilized.

ITEM 3.       LEGAL PROCEEDINGS:

         We are defendants in various pending actions, suits and proceedings before courts, arbitrators and governmental agencies. Certain of these actions claim substantial damages and, if determined adversely, could have a material adverse effect on our consolidated financial condition or results of operations. These actions are listed below. For a more detailed discussion of these actions and other litigation see Item 8, "Note I to the Consolidated Financial Statements."

         MIDWEST LIFE INSURANCE COMPANY RELATED CLAIMS

         KARSIAN, ET AL. v. INTER-REGIONAL FINANCIAL GROUP, INC., AND DAIN BOSWORTH INCORPORATED, Case No. 93-M-1806 (U.S. Dist. Ct., Colorado, filed 1993).

         NEBRASKA LIFE AND HEALTH INSURANCE GUARANTY ASS'N v.
         INTER-REGIONAL FINANCIAL GROUP, INC. AND DAIN BOSWORTH
         INCORPORATED, Docket 527, Page 023 (Nebraska Dist. Ct., Lancaster County, filed 1995).

         JOHN A. DIXON, JR., AS COMMISSIONER OF INSURANCE AD HOC, FOR THE STATE OF LOUISIANA v. THE MIDWEST LIFE INSURANCE COMPANY/MIDWEST LIFE INSURANCE COMPANY, IN LIQUIDATION v. INTERRA FINANCIAL INCORPORATED, DAIN BOSWORTH INCORPORATED AND THE CENTRAL NATIONAL LIFE INSURANCE COMPANY OF OMAHA, Div. Action No. 97-716 (I.S. Dist. Ct., Middle Dist. Of Louisiana, filed 1997).

         STATE OR ARIZONA SEC PROCEEDING

         SECURITIES AND EXCHANGE COMMISSION v. RAUSCHER PIERCE REFSNES, INC., JAMES FELTHAM AND DAIN RAUSCHER INCORPORATED, No. DIV98-0027 PHX ROS (U.S. Dist. Ct., Arizona, filed 1998).

         ORANGE COUNTY RELATED SEC PROCEEDING

         SECURITIES AND EXCHANGE COMMISSION v. DAIN RAUSCHER, INC., KENNETH
         D. OUGH AND VIRGINIA O. HORLER, Case No. SACV 98-639 GLT (Anx) (U.S. Dist. CT., Central Dist. Of California, filed 1996).

ITEM 3. B.    LEGAL PROCEEDINGS:

         In addition, the following actions, suits or proceedings were settled during 1998. For a more detailed discussion of these actions see Item 8, "Note I to the Consolidated Financial Statements."

         MIDWEST LIFE INSURANCE COMPANY RELATED CLAIMS

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

         MONTANA LIFE AND HEALTH INSURANCE GUARANTY ASS'N v. INTER-REGIONAL FINANCIAL GROUP, INC. AND DAIN BOSWORTH INCORPORATED, (Montana First Judicial Court, Lewis & Clark County)

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

         SOUTH DAKOTA LIFE AND HEALTH INSURANCE GUARANTY ASS'N v.
         INTER-REGIONAL FINANCIAL GROUP, INC. AND DAIN BOSWORTH

         INCORPORATED, (South Dakota Second Judicial Circuit, Minnehaha
         County)

         WYOMING LIFE AND HEALTH INSURANCE GUARANTY ASS'N v. INTER-REGIONAL FINANCIAL GROUP, INC. AND DAIN BOSWORTH INCORPORATED, (Wyoming District Court for Laramie County)

         OREGON LIFE AND HEALTH INSURANCE GUARANTY ASS'N v. INTER-REGIONAL FINANCIAL GROUP, INC. AND DAIN BOSWORTH INCORPORATED, (Oregon Circuit Court of Multnomah County)

         ORANGE COUNTY BANKRUPTCY LITIGATION

         THOMAS HAYES, AS LITIGATION REPRESENTATIVE FOR THE COUNTY OF ORANGE AND AS ASSIGNEE OF THE DISTRICTS' EXCLUDED CLAIMS v. DAIN RAUSCHER CORP., Case No. SACV 98-768 AHS (ANx) (U.S. Dist. Ct., Central Dist. of California)

         COUNTY OF ORANGE, A POLITICAL SUBDIVISION OF THE STATE OF CALIFORNIA
         v. RAUSCHER PIERCE REFSNES, INC., A CORPORATION and filed in the Chapter 9 proceeding entitled IN RE COUNTY OF ORANGE, A POLITICAL SUBDIVISION OF THE STATE OF CALIFORNIA in the United States Bankruptcy Court for the Central District of California

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

           The following officers have been designated by our Board of Directors as current "executive officers" for SEC reporting purposes. All officers are generally elected annually at the Board meeting held in conjunction with our annual stockholders meeting and hold such offices until the following year, subject to their earlier death, resignation or removal.

                                                                         PRINCIPAL OCCUPATION AND
                                                                            BUSINESS EXPERIENCE
NAME                                        AGE                           FOR THE PAST FIVE YEARS
----                                        ---                          -------------------------
John C. Appel...............................50         Vice Chairman and Chief Financial Officer,  Dain Rauscher Corporation,
                                                       since October 1997.  Vice Chairman and Chief Financial Officer, Dain
                                                       Rauscher Incorporated, since January 1998. Chief Executive Officer,
                                                       Dain Bosworth, February 1997 to December 1997; President, Dain
                                                       Bosworth, 1994 to December 1997.  Executive Vice President, Dain
                                                       Rauscher  Corporation, 1990 to December 1997; Director, Dain Rauscher
                                                       Corporation, since 1995.  Member of the Dain Rauscher Corporation
                                                       Executive Committee.

Nelson D. Civello...........................53         Senior Executive Vice President, Fixed Income Capital Markets, Dain
                                                       Rauscher Incorporated, since October 1997.  Senior Executive Vice
                                                       President, Dain Rauscher Corporation, since October 1997.  Executive
                                                       Vice President, Fixed Income Group, Dain Bosworth, 1990 to December
                                                       1997.  Member of the Dain Rauscher Corporation Executive Committee.

B. J. French................................62         Senior Vice President, Dain Rauscher Corporation, since May 1996.
                                                       Senior Vice President, Dain Rauscher Incorporated, since January
                                                       1998.  Director of Corporate and Investor Communications, Dain
                                                       Rauscher Corporation, since 1991.

David J. Parrin.............................44         Senior Vice President and Controller of Dain Rauscher Corporation  and
                                                       Dain Rauscher Incorporated since April 1998; Senior Vice President and
                                                       Controller of U.S. Bancorp, May 1994 to April 1998;  Partner, Ernst &
                                                       Young 1989 to May 1994.

Carla J. Smith..............................41         Senior Vice President, Dain Rauscher Corporation, since 1994; General
                                                       Counsel and Secretary, Dain Rauscher Corporation, since 1991. Senior
                                                       Vice President, General Counsel and Secretary, Dain  Rauscher
                                                       Incorporated, since January 1998.

J. Scott Spiker.............................43         Senior Executive Vice President, Business Services Group, Dain
                                                       Rauscher Incorporated, since January 1998.  Senior Executive Vice
                                                       President, Dain Rauscher Corporation, since October 1997. Chairman of the Board and Chief Executive Officer, Insight Investment Management
                                                       Inc., since January 1998.  President and Chief Executive  Officer,
                                                       Interra Advisory Services Inc., 1995 to December 1997.  Executive Vice
                                                       President, Dain Rauscher Corporation, May 1996 to October 1997; Senior
                                                       Vice President, Director of Strategic Planning and Corporate
                                                       Development, Dain Rauscher Corporation, 1994 and 1995.  Senior Vice
                                                       President, Manager Employee Benefit Services, Norwest Bank Minnesota,
                                                       N.A., 1989 to 1994.  Member of Dain Rauscher Corporation Executive
                                                       Committee.

Douglas  J. Strachan........................53         Senior Vice President, Dain Rauscher Corporation, since 1997.  Chief
                                                       Information Officer, Dain Rauscher Corporation, since 1996.  Senior
                                                       Vice President and Director, Information Sytems, Dain Rauscher
                                                       Corporation, since 1993.



Ronald A. Tschetter.........................57         Senior Executive Vice President, Private Client Group, Dain Rauscher
                                                       Incorporated, since October 1997.  Senior Executive Vice President,
                                                       Dain Rauscher Corporation, since October 1997.  Executive  Vice
                                                       President, Private Client Group, Dain Bosworth, 1991 to December
                                                       1997.  Member of the Dain Rauscher Corporation Executive Committee.

Irving Weiser...............................51         Chairman of the Board, Dain Rauscher Corporation, since 1995;  Chief
                                                       Executive Officer, Dain Rauscher Corporation, since 1990; President and Director, Dain Rauscher Corporation, since 1985. Chairman of the
                                                       Board and Chief Executive Officer, Dain Rauscher Incorporated,  since
                                                       January 1998.  Chairman of the Board, Dain Bosworth, 1990 to December
                                                       1997; Chief Executive Officer, Dain Bosworth, 1990 to February 1997.
                                                       Chairman of the Board, Rauscher Pierce Refsnes, 1995 to December 1997;
                                                       Acting President and Chief Executive Officer, Rauscher Pierce Refsnes,
                                                       1995 to June 1996.  President, Dain Bosworth, 1990 to 1994. Member of
                                                       Dain Rauscher Corporation Executive Committee.

Kenneth J. Wessels..........................56         Senior Executive Vice President, Dain Rauscher Corporation and Dain
                                                       Rauscher Wessels group of Dain Rauscher Incorporated since March of
                                                       1998; Director, Dain Rauscher Corporation, since March 1998; Member of
                                                       Dain Rauscher Corporation Executive Committee.  CEO and Managing
                                                       Director, Wessels, Arnold & Henderson, LLC 1986 to March 1998.  CEO
                                                       and Managing Director, WAH Group, 1995 to March 1998.

                                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         (a)      MARKET INFORMATION.

         Our common stock trades on the NYSE under the symbol "DRC." Following are the high and low sales prices per share by quarter for the last two years:

                                                     1998                                1997

         QUARTER                                HIGH          LOW                  HIGH           LOW
         -------                            ----------     -----------         ---------       ----------
         First                              $  69          $  53-1/2            $ 42-5/8       $ 34-3/4
         Second                                60-3/16        50-13/16            45-5/8         41-15/16
         Third                                 58-3/4         31-3/16             60-1/16        43-1/2
         Fourth                                37-13/16       27-5/16             69-3/16        56-15/16


         (b)      HOLDERS.

         At February 28, 1999, there were approximately 6,500 holders of our common stock.

         (c)      DIVIDENDS.

         Cash dividends per common share paid by quarter for the last two years were as follows:


QUARTER                   1998                   1997
------                    -----                 ------
First                     $0.22                  $0.18
Second                     0.22                   0.18
Third                      0.22                   0.18
Fourth                     0.22                   0.18

         Whether or not cash dividends will continue to be paid in the future will depend on our future financial condition, earnings and available funds.

ITEM 6.       SELECTED FINANCIAL DATA:

                                                                     YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------------
(Dollars in thousands, except per-share amounts)     1998          1997           1996         1995          1994
                                                 -----------    ----------    -----------   -----------   -----------
OPERATING RESULTS:
Total revenue...........................         $   820,335    $  750,675    $   683,316   $   606,747   $   496,289
Pretax income...........................              12,484        76,755         87,402        56,271        39,795
Net income..............................               7,990        49,275         56,811        35,873        25,453

Pretax margin (net revenue).............                 1.7%         11.1%          14.0%         10.4%          8.7%
Return on average equity................                 2.5          16.5           22.8          17.3          13.5


Before non-recurring items:*
Net revenue.............................         $   740,583    $  692,102    $   625,756   $   541,970   $   457,351
Pretax operating income.................              47,484        91,755         87,402        56,271        39,795
Net operating income....................              30,390        58,875         56,811        35,873        25,453

Operating margin (net revenue)..........                 6.4%         13.3%          14.0%         10.4%          8.7%
Operating return on average equity......                 9.2          19.5           22.8          17.3          13.5

----------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:
Net income:
   Basic................................         $       .64    $     4.01    $      4.68   $      2.96   $      2.09
   Diluted..............................                 .61          3.77           4.49          2.85          2.03

Operating income:*
   Basic................................                2.45          4.80           4.68          2.96          2.09
   Diluted..............................                2.31          4.51           4.49          2.85          2.03

Cash dividends..........................                 .88           .72            .56       .42-2/3       .37-1/3
Book value..............................               26.27         26.00          22.66         18.44         16.20

----------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (AT YEAR END):
Total assets............................         $ 2,466,487    $2,304,401    $ 1,827,425   $ 2,021,908   $ 1,952,611
Long-term debt..........................             112,505        15,659         27,290        41,410        47,023
Shareholders' equity....................             329,773       319,091        275,886       222,494       195,420

Long-term debt-to-equity ratio..........                34.1%          4.9%           9.9%         18.6%         24.1%

----------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION:
Common shares outstanding at year end...              12,553        12,275         12,175        12,065        12,062
Average number of employees.............               3,608         3,525          3,379         3,285         3,133
Average number of investment
   executives...........................               1,271         1,267          1,263         1,271         1,205
Operating office locations at year end..                 103            96             91            91            95

----------------------------------------------------------------------------------------------------------------------

*Nonrecurring items include: $5.6 million (after tax) gain from sale of investment securities and $15.2 million (after tax) in litigation-related expense in 4Q98; merger-related expense of $12.8 million (after tax) in 1Q98; and $9.6 million (after tax) restructuring charge in 3Q97.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


BUSINESS ENVIRONMENT

         We are primarily engaged in securities brokerage, investment banking and trading as a principal in equity and fixed income securities. All of these activities are highly competitive and sensitive to many factors outside of our direct control. Our business results may be affected by changes in interest rates, income tax legislation, financial market volatility or economic conditions, any of which can affect demand for investment banking and securities brokerage services. Changes in securities prices and trading volumes may also affect revenue. Consequently, our net earnings can vary significantly from period to period.

1998 OVERVIEW

        We posted 1998 net operating earnings of $30.4 million, or $2.31 per diluted share, on a 7% increase in net revenue to $741 million. That compares with net operating earnings of $58.9 million, or $4.51 per diluted share, in 1997.

     Our 1998 net income was $8.0 million, or 61 cents per diluted share, compared with $49.3 million, or $3.77 per diluted share, in 1997. These results included a $12.8 million, after tax, first-quarter charge related to the acquisition of Wessels, Arnold and Henderson ("WAH"), and a $9.6 million, after tax, fourth-quarter charge related to the settlement of several significant litigation matters. This charge, which was $15.0 million pretax, included $23.8 million in litigation-related expense, offset by an $8.8 million pretax gain on the sale of investment securities.

                                          INCOME STATEMENT HIGHLIGHTS
                                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                   1998                1997
                                                ---------           ---------
Revenue*.....................................   $811,548            $750,675
Interest expense.............................    (70,965)            (58,573)
                                                ---------           ---------

Net revenue*.................................    740,583             692,102
Expenses excluding interest
   and nonrecurring expenses.................    693,099             600,347
                                                ---------           ---------

Operating earnings before income taxes.......     47,484              91,755
Income tax expense from operations...........    (17,094)            (32,880)
                                                ---------           ---------

Net operating earnings.......................     30,390              58,875
Net nonrecurring items (net of tax)*.........    (22,400)             (9,600)
                                                ---------           ---------
Net income ..................................   $  7,990            $ 49,275
                                                ========            =========

EARNINGS PER SHARE:
From net operating earnings:
   Basic.....................................   $   2.45           $    4.80
   Diluted...................................   $   2.31           $    4.51

Net:
   Basic.....................................   $   0.64           $    4.01
   Diluted...................................   $   0.61           $    3.77

*Excludes nonrecurring items, which include (after tax): $5.6 million gain from sale of investment securities and $15.2 million in litigation-related expense in 4Q98; merger-related expense of $12.8 million in 1Q98; and $9.6 million restructuring charge in 3Q97.

         During 1998 we combined three entities into a single corporation. First, we completed the combination of our broker-dealer subsidiaries--Dain Bosworth Incorporated ("Dain Bosworth") and Rauscher Pierce Refsnes, Inc. ("Rauscher Pierce Refsnes")--and our operations subsidiary into a new firm, Dain Rauscher Incorporated ("DRI"). As a result of this change, on January 2, 1998, we changed our name to Dain Rauscher Corporation and our trading symbol on the New York Stock Exchange to "DRC." Next we completed the acquisition of WAH, a privately held investment banking, institutional equity sales and trading firm based in Minneapolis, on March 31, 1998. We accounted for this transaction as a purchase. The purchase price of $150 million included $120 million in cash and $30 million in five-year, subordinated debentures. We paid the cash portion of the purchase price from both available cash and a subordinated commercial bank credit facility. As a result of the transaction, we recorded approximately $120 million of goodwill, which is being amortized over 25 years.

         With the acquisition of WAH, now included in the Equity Capital Markets Group, we significantly increased our equity capital markets capabilities. In connection with this acquisition, DRI recorded an expense of $20 million ($12.8 million after tax) in the first quarter of 1998. This charge included $16 million for severance in the elimination of approximately 150 jobs, $2.5 million for office space consolidation; and the remaining $1.5 million for converting systems and other integration costs. By the end of 1998, we had spent approximately $17 million of this restructuring charge, $16 million of which was severance. We expect to charge any remaining costs to the restructuring reserve during the first quarter of 1999.

         In addition to the restructuring charge and the goodwill amortization resulting from the WAH acquisition, certain other expenses increased during 1998 due to the changes in our structure. Compensation expenses increased, partly as a result of transitional incentive compensation arrangements that we implemented to minimize turnover during the restructuring. These incentive agreements expired at the end of 1998. We also paid higher commissions on the higher revenue levels generated by employees as securities prices and trade volumes rose during the year. Compensation expense also increased with a modest rise in the number of employees, and general salary increases during the year. Additional office space, as a result of both the acquisition and also the opening of new retail and fixed income offices, increased occupancy costs during the year. These operating expense increases (with compensation being the largest) had a significant impact on our net operating earnings, which decreased 48% from 1997.

         Finally, during the fourth quarter, we recorded $23.8 million (pretax) in litigation expenses to settle several lawsuits regarding our alleged involvement in the bankruptcy of Orange County, California, and the failure of a former subsidiary, Midwest Life Insurance Company. We also realized an $8.8 million pretax gain from the sale of an equity investment. As a result, our fourth quarter 1998 results included a net nonrecurring expense of $9.6 million, after taxes. Although 1997 results also included a restructuring charge, the combined impact of the 1998 restructuring charge and litigation settlements were significantly higher than in the prior year. The effect of these nonrecurring items, in addition to the operating expense increases, resulted in an 84% decline in our net income in 1998.

1998 BUSINESS LINE INFORMATION

     Our business includes three major segments: Private Client Group, which includes securities and financial product sales for individual investors, correspondent clearing, and asset management for individual investors; Equity Capital Markets, which includes investment banking and underwriting, institutional sales, and over-the-counter and listed equity trading; and Fixed Income Capital Markets, which includes fixed income securities sales, trading, underwriting, and advisory services. All corporate expenses and miscellaneous revenues and expenses that are not allocated to individual business lines are included in Corporate. Corporate pretax income also includes the 1998 gain on the sale of an investment security.


(Dollars in thousands)                                1998             1997          % CHANGE
                                                 ------------     ------------      ----------
Net Revenue:
   Private Client Group.....................     $    531,197     $    491,577               8%
   Equity Capital Markets...................           93,317           97,118              (4)
   Fixed Income Capital Markets.............          110,041           86,292              27
   Gain on sale of investment security......            8,787                -              nm
   Corporate................................            6,028           17,115              nm
                                                 ------------     ------------      ----------
       TOTAL................................     $    749,370     $    692,102               8%
                                                 ============     ============      ==========

Pretax income:
   Private Client Group.....................     $     51,134     $     60,460             (15)%
   Equity Capital Markets...................          (19,468)           3,891              nm
   Fixed Income Capital Markets.............           16,334            9,783              67
   Nonrecurring Items.......................          (43,787)         (15,000)             nm
   Corporate................................            8,271           17,621             (53)
                                                 ------------     ------------      ----------
       TOTAL................................     $     12,484     $     76,755             (84)%
                                                 ============     ============      ===========

Pretax margin on net revenue:
   Private Client Group.....................              9.6%            12.3%
   Equity Capital Markets...................            (20.9)             4.0
   Fixed Income Capital Markets.............             14.8             11.3
   Corporate................................               nm               nm
                                                 ------------     ------------
        TOTAL...............................              1.7%            11.1%
                                                 ============     ============

         PRIVATE CLIENT GROUP: Private Client Group ("PCG") generates revenue primarily from commissions earned by investment executives on individual (retail) investor activity. Additional sources of revenue include asset management fees paid to the group by Insight Investment Management ("Insight") from the Great Hall money market funds, and fees paid by customers for us to manage or arrange the management of their portfolios. PCG also earns interest from customers who have borrowed funds to settle trades (margin accounts). Revenue generated from correspondent (or trade) clearing is also included in PCG. Correspondent clearing fees are paid to us by outside (introducing) brokers to act as their representative with financial exchanges, and to clear and settle their clients' transactions.

         PCG's increased commission revenue in 1998 came from higher sales of mutual funds, listed securities and insurance products. The increase in both securities prices and trade volumes on the NASDAQ, NYSE and other exchanges drove much of this gain. Our investment executives completed more customer trades at generally higher prices than in prior years. Increases in investment executive productivity and growth from new offices further augmented commission revenue.

         Correspondent clearing income also increased slightly over the prior year, despite a small loss in the number of correspondents. This increase was primarily a result of higher interest revenue from larger customer margin borrowings during 1998. Asset management fees were also higher for 1998, as a result of higher levels of assets under administration during the year in both Great Hall Funds and in other fee-based managed account programs.

         PCG's interest revenue from margin loans to customers, based on debit balances in customer accounts, increased with higher levels of customer borrowings in 1998. The interest Private Client Group paid to customers on certain credit balances on deposit with us declined with lower interest rates. PCG net interest income is dependent upon the level of customer debit and credit balances, as well as the spread between the rate earned on those balances and the interest costs on borrowed funds. As long as there are favorable interest-rate spreads and the level of interest-bearing accounts remains stable, we expect net interest income to remain a significant component of earnings. The following chart summarizes PCG's net interest income from margin lending:

                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
(Dollars in thousands)                                           1998              1997              1996
                                                              ----------        ----------       ----------
Net interest income from
Margin loans to customers:
   Average balance........................................    $1,076,900        $ 934,833        $  810,693
   Average interest rate spread...........................           2.5%             2.6%              2.5%
                                                              -----------       ---------        ----------
                                                              $   26,641        $  24,070        $   20,479
                                                              ==========        =========        ==========

         Despite increased revenue, Private Client Group pretax income declined 15% for the year. Increased compensation expenses from transitional incentive programs implemented during our restructuring and recruiting activity during the year were the most significant factors in decreasing the pretax margin in 1998. Compensation and benefits were 55.1% of net revenue in 1998 compared with 54.0% in 1997. Occupancy expenses were also higher as the result of opening new offices, and promotional and travel costs also increased partly as a result of the merger of our broker-dealers.

         EQUITY CAPITAL MARKETS: Equity Capital Markets ("ECM") revenue comes from several sources: underwriting fees from purchasing registered securities and selling them to customers or institutions through our institutional sales force or our Private Client Group; advisory fees, which may including valuations, private placements or initial public offerings (IPOs) and merger and acquisition (M&A) fees. ECM revenue also includes fees from our syndicate activities, which involve participating with other securities firms in underwriting secondary offerings, IPOs and other registered securities. All of these various fees are included as part of investment banking and underwriting fees on our consolidated statement of operations. ECM also makes a market (trades) and provides research coverage in certain over-the-counter and listed securities. These activities allow ECM to develop expertise in selected market sectors both to increase investment banking opportunities and to provide services to our institutional and retail customers. ECM trading gains and losses are included in principal transactions on our consolidated statement of operations. Commissions earned from transactions on registered securities sold through our Private Client Group are included in PCG's business line revenue.

         In general, 1998 ECM revenue was negatively affected by the changes required to merge Dain Bosworth and Rauscher Pierce Refsnes, as well as the acquisition of WAH. Investment banking revenue declined 18% for the year. IPO fee revenue was lower in 1998, as many companies responded to difficult market conditions in the third quarter by canceling or postponing IPOs scheduled for the last half of the year. M&A fees were also lower in 1998 for ECM, despite being up industry-wide. Although M&A fees did increase in the last half of the year, disruption related to the WAH integration prevented ECM from participating fully in M&A activity earlier in the year. Revenue from both equity trading and institutional equity sales increased approximately 10% during the year.

         ECM pretax income declined significantly from the prior year as expenses while revenue declined. Transitional incentive compensation programs caused much higher compensation expenses (86.9% of net revenue for 1998 versus 70.9% in 1997.) All other operating expenses increased in 1998, led by occupancy and promotional and travel. Costs associated with integrating the three entities and establishing and operating the restructured Equity Capital Markets group accounted for part of these increases. Due to these increased costs and lower revenue, ECM's pre-tax margin was a negative 20.9% in 1998 versus a positive 4%. in 1997.

         FIXED INCOME: Fixed Income Capital Markets ("FICM") revenue comes from municipal fixed income underwriting fees, as well as taxable and tax-exempt fixed income securities sales and trading. FICM underwriting fees come from purchasing the tax-exempt fixed income securities of municipalities, counties, cities, school districts and other community development organizations. These securities are then resold, primarily to our retail and institutional customers. FICM also generates revenue as a financial advisor to state and local governments and other community development organizations reviewing financing options or preparing for bond issues. These fees are all included in investment banking and underwriting fees on our consolidated statement of operations. FICM also makes a market in certain fixed income securities, primarily to offer these securities to our retail and institutional customers. This trading income, along with associated commissions, is included as part of principal transaction revenue on our consolidated statement of operations.

         Municipal and other tax-exempt underwriting fees increased significantly in 1998. Low interest rates resulted in more, and larger, fixed income offerings and debt refinancings by municipalities. The increase in these offerings also helped drive increases in our trading and sales revenues from fixed income securities. Revenue from taxable fixed income securities sales was also up substantially during the year as we increased the size of our sales force and these securities gained favor with investors.

         FICM earns interest from the fixed income securities purchased or held in inventory, as well as from entering into reverse repurchase transactions. FICM also pays interest on the short-term bank borrowings and repurchase agreements used to finance trading inventories as well as securities sold short to hedge inventory positions. FICM's net interest income increased slightly in 1998 from 1997.

         Pretax income increased from the prior year, even though compensation expense was higher as a direct result of the higher revenue levels. Compensation expense as a percent of net revenue, however, was 58.7% in 1998 and 59.4% in 1997. Other operating expenses also increased (particularly occupancy expenses from the opening of new offices) although at a lower rate than revenue, resulting in higher margins in 1998.

         CORPORATE: Corporate revenue consists primarily of asset management fees generated by our subsidiary Insight Investment Management, and net interest which is not allocated to a specific business line. Insight manages the Great Hall money market funds and certain institutional fixed income managed accounts. Great Hall asset management fees increased in 1998 as assets under management at Insight grew during the year. However, net interest declined as the cost of financing the WAH acquisition increased interest expense in 1998.

         Corporate expense includes goodwill amortization, professional fees, and any nonrecurring expenses. Amortization of WAH goodwill represents a portion of the increase in corporate expense during 1998. However, our two nonrecurring charges, for the WAH merger and internal restructuring ($20 million pretax) and fourth quarter litigation settlements ($23.8 million pretax), accounted for the majority of the increase. Finally, the cash paid to acquire WAH decreased funds available for investment, resulting in a decline in unallocated net interest during 1998.

1997 OVERVIEW

        Consolidated net revenue increased 11% in 1997 over 1996. PCG was responsible for a significant portion of this increase with higher sales of mutual funds, listed securities, and insurance and annuity products, partly as a result of favorable market conditions. These favorable conditions and low interest rates contributed to increased margin borrowing by our customers in 1997, resulting in higher interest income for PCG during the year. Clearing revenue also increased during the year, as correspondent trade volumes increased. In 1997 Equity Capital Markets increased corporate underwriting and institutional equity sales; however, over-the-counter equity trading decreased, resulting in essentially flat revenue versus 1996. Another factor affecting ECM trading revenue was the industry-wide change in share pricing (from dollar fractions in eighths to sixteenths or less) resulting in smaller spreads in our share purchase versus sale price. Our Fixed Income Capital Markets Group increased both revenues and profits in 1997 as a result of increased tax-exempt bond sales, increases in trading revenues, and expense reductions from downsizing in 1996. However, FICM municipal underwriting fees declined in 1997 from the prior year. Finally, other revenue also increased during 1997 due to increased account and transaction fees from a higher number of IRA and cash management accounts.

         1997 results were also affected by a $15 million (pretax) restructuring charge. This charge was taken in 1997 in anticipation of the combination of our subsidiaries Dain Bosworth and Rauscher Pierce Refsnes into a single broker-dealer, DRI.

         Compensation and benefits expense varies according to the level of operating revenue, as well as the number of employees and earnings. Compensation and benefits increased in 1997 primarily as the result of increased commissions and benefits paid to revenue-producing employees generating higher levels of operating revenues, a 4% increase in the average number of employees, and general salary increases.

         Other expenses (excluding compensation and benefits and the restructuring charge) increased in 1997 principally due to: (1) increased travel and promotional costs associated with the generation of new business and the merger of our broker-dealer subsidiaries in January 1998; (2) increased occupancy costs associated with office expansions and office operating costs, including real estate taxes, and equipment upgrades; (3) costs associated with information system upgrades; (4) volume-driven increases in communications, market-data and clearing services; and (5) bad debt expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Our assets consist mainly of cash or assets readily convertible into cash. We finance our assets primarily through customer credit balances (interest- and non-interest-bearing), repurchase agreements, deposits for securities loaned, other payables, short-term and subordinated bank borrowings and equity capital. Our financing requirements are directly affected by changes in the amount of our trading and underwriting securities, customer and broker receivables and securities purchased under agreements to resell. Repurchase agreements are our primary method of financing our trading inventories.

         We have various sources of capital to fund operations and growth, in addition to capital provided by earnings. Our broker-dealer subsidiary, DRI, maintains uncommitted lines of credit from a number of banks to finance transactions (principally trading and underwriting positions) and supplement internally generated capital. Trading securities and customers' margin securities collateralize the majority of these uncommitted lines of credit. On December 31, 1998, approximately $400 million of a total of $540 million in uncommitted lines of credit was unused. We also maintain a $50 million committed, unsecured revolving credit facility that we use for advances to DRI, irrevocable letters of credit and general corporate purposes. This facility was renegotiated in March 1998 and is annually renewable for three one-year periods. We renewed this facility in March 1999. Loans under this facility are unsecured and bear interest at a floating rate of Federal Funds plus 85 basis points. On December 31, 1998, all of this revolving credit facility was unused. Our subsidiary, Dain Rauscher Lending Services Inc., also maintains a $50 million uncommitted credit line to finance loans made to customers. As of December 31, 1998, $8.4 million was outstanding under this facility at a 6.1% interest rate.

         During 1998, DRI borrowed $80 million on a subordinated basis over four years to finance a portion of the purchase price of the WAH acquisition and refinance existing subordinated debt. We also issued $30 million (face amount) in five-year zero coupon subordinated debentures in connection with the acquisition of WAH. The discounted present value of the debentures at year end was $22.5 million.

         DRI is also subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the "Rule"), which measures capitalization and liquidity, and restricts amounts of capital that may be transferred to affiliates. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to customers. The Rule provides for two methods of computing net capital. DRI uses what is known as the alternative method. Under this method, minimum net capital is defined as 2% of customer debit balances. In addition to the SEC rule, the NYSE may also require a member organization to reduce its business if net capital is less than 4% of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5% of aggregate debit items. We exclude assets that are not readily convertible into cash and conservatively value trading securities when computing net capital. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. DRI has at all times maintained its net capital above both SEC and NYSE required levels. At December 31, 1998, regulatory net capital was $121.9 million at DRI, which was 9.5 % of aggregate debit balances and $57.6 million in excess of the 5% requirement. During the year, and prior to the combination, Dain Bosworth, Rauscher Pierce Refsnes, and our operations subsidiary all maintained regulatory net capital in excess of the minimum requirements.

         DRI is a dealer in corporate, tax-exempt and governmental fixed income securities. While many of DRI's principal transactions are executed on behalf of clients, DRI also maintains a trading inventory for our own account. This inventory typically includes U.S. government or U.S. government agency securities and, in order to mitigate market and interest rate risk, is often hedged with a combination of short sales of similar securities, financial futures contracts or option contracts. Holdings of high-yield securities are not material.

SECURITIES LENDING AND BORROWING ACTIVITIES

         We borrow securities from and lend securities to other brokers and dealers to facilitate short sales and clearance and delivery of securities sold by customers if customers fail to deliver securities prior to settlement date. We also will arrange securities lending transactions between brokers and utilize available securities as collateral for short-term loans. When these stock loan transactions occur, the lending broker provides excess customer margin securities to the borrowing broker in return for a cash deposit, generally equivalent to 102% of the market value of the securities loaned. Both the lending and borrowing brokers mark the securities to market to maintain the ratio between the market value of the securities loaned and the cash collateral deposited. When the securities are no longer needed by the borrowing firm, they are returned to the lending broker, which returns the cash deposit, plus interest, to the borrowing broker.

         When we engage in stock lending, we collect cash deposits from brokers, invest the cash, and profit from the spread between the interest rate we pay to the borrowing broker on the cash deposit and the rate we earn from our investment. In lending transactions, we are at risk to the extent that we do not maintain the ratio between the market value of the securities we loaned and the value of the cash we hold. In stock borrowing transactions, we are at risk to the extent that securities we borrow decline in value and the lending broker fails to return our cash deposit.

OPTIONS AND FINANCIAL FUTURES

         We periodically hedge our fixed income trading inventories with financial futures or option contracts. We had no written option contracts at either December 31, 1998, or December 31, 1997. In addition, the average fair market value and trading revenue associated with these contracts during 1998 were not material. Option and financial futures contracts expose us to off-balance-sheet market risk in the event that changes in interest rates do not closely correlate with the change in the hedged security's price. We conduct all transactions in futures contracts through regulated exchanges, which guarantee performance of counterparties and are settled in cash on a daily basis, thereby minimizing credit risk. Maintaining futures contracts typically requires that we deposit cash or securities with an exchange or other financial intermediary as security for our obligations. Fluctuations in the market value of the futures contract may require us to deposit additional cash or securities. When we write option contracts, we receive a premium from the purchaser in exchange for our obligation to purchase or sell securities upon the exercise of that option. We may be required to purchase securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill our obligations under the contract. We do not enter into derivative financial instruments with off-balance-sheet risk other than those described. While we utilize certain types of derivatives to manage our risk exposure, derivative financial instruments held or issued were immaterial to our consolidated financial statements. Our exposure to credit risk is the fair value of trading securities we own.

MARKET RISK

        In 1997, the Securities and Exchange Commission issued market risk disclosure requirements designed to provide additional information regarding accounting and risk management policies for derivatives and other financial instruments. The SEC requirements provide for quantitative disclosure of the market risk inherent in derivatives and other financial instruments. Information regarding our derivatives held is included in Item 8, "Note J to Consolidated Financial Statements."

        Equity and fixed income securities in inventory are held primarily for trading purposes. As our trading inventories are marked to market, there are no unrecorded gains or losses in value. While a significant portion of our trading inventories have contractual maturities greater than five years, our trading inventories on average, turnover more than 10 times per year. We also hedge our fixed income trading inventories to protect against unfavorable interest rate fluctuations. Accordingly, the interest rate risk inherent in our inventories and financial instruments is less than for firms in other industries. The detail of inventories held for trading purposes is included in Item 8, "Note E to Consolidated Financial Statements."

SHARE REPURCHASING AND DIVIDENDS

         Our Board of Directors authorized programs to repurchase up to 700,000 shares of our common stock. Purchases of common stock may be made from time to time in the open market, by block purchases, or in privately negotiated transactions. Repurchased shares are held as treasury stock and used for our employee stock option and other benefit plans, or for other corporate purposes. During 1998, no shares were repurchased. During 1997, we repurchased approximately 88,000 shares.

         We paid a regular quarterly cash dividend of $0.22 per share in each quarter of 1998. Our Board of Directors, based on our financial condition, earnings and available funds, will determine whether and at what levels dividends will continue to be paid.

EFFECT OF RECENT ACCOUNTING STANDARDS

         We adopted the provisions of SFAS 125, "Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", on January 1, 1998. The adoption of SFAS 125 did not have a material effect on our consolidated financial statements. We have adopted the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information", as of December 31, 1998. SFAS 131 requires disclosure of certain information by business segment, and had no effect on our consolidated financial statements. We have determined that SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," will have no material effect on our consolidated financial statements.

INFLATION

         Our assets are not significantly affected by inflation, as they are primarily either cash or easily converted into cash, and turn over frequently. However, inflation affects many of our operating costs, and we may not be able to readily increase our prices to offset any increases in costs.

YEAR 2000 ISSUE AND TECHNOLOGY

        The technological problems that may occur upon reaching the Year
2000 have been widely discussed. Since the early 1990s, we have taken steps to assess and implement upgrade plans, and test our hardware and software systems for Year 2000 compliance. In 1993, we consolidated the back-office operations of our subsidiary broker-dealers (Dain Bosworth and Rauscher Pierce Refsnes). With that consolidation, we upgraded or replaced the bulk of our mission-critical mainframe data processing systems. While we performed these upgrade and replacement projects primarily for competitive reasons, these systems were also made Year 2000-compliant at that time.

        Our Year 2000 Task Force is headed by our Chief Financial Officer and our Chief Information Officer. The Task Force analyzes our internal information technology ("IT") and non-IT systems, including critical outsourced systems supplied by vendors, for Year 2000 readiness. The Task Force also identifies and prioritizes our critical third-party relationships, including those with securities exchanges, vendors, clients, and transaction counterparties, and communicates with them about their plans and progress in addressing the Year 2000 problem. We have consulted with the Securities Industry Association ("SIA"), our outside auditors and other industry participants to formulate our Year 2000 program. We have completed a comprehensive Year 2000 project plan (the "Year 2000 Plan"), which covers our mission-critical IT and non-IT systems and third-party interfaces. The Year 2000 Plan includes steps for inventory, assessment, remediation and testing, along with a detailed schedule for completing each of the segments.

        For systems that are not currently Year 2000-compliant, we have prepared and are executing modification or upgrade plans. To date, substantially all of our internal mainframe systems (not including external interfaces) have been assessed, modified, tested, implemented and run in daily production. We expect to complete necessary upgrades or replacements to achieve Year 2000 compliance for our remaining mission-critical systems by the end of the first quarter of 1999. We expect to upgrade and test our external interfaces as each service provider informs us that the external interface is ready for testing. We have identified approximately 300 mainframe mission-critical interfaces with 80 third-parties. We have determined that approximately 90% of these interfaces are either Year 2000-compliant or are not affected by Year 2000 sensitivity. The remaining interfaces will be evaluated during upcoming industry-wide testing. We will remediate any issues as necessary subsequent to this testing. We expect that testing, installation and certification of all of our mission-critical interfaces will be completed by July 1999. The Year 2000 Plan also calls for us to receive compliance status information directly from all mission-critical vendors. Based on this information, we will take appropriate action during 1999 to make our vendor relationships Year 2000 compliant.

        We also expect to participate in industry-wide testing coordinated by the SIA. The testing is currently planned for March and April 1999, and is intended to identify whether significant Year 2000 problems exist in placing, settling and clearing orders and trades among SIA-member firms, third-party vendors, and major exchanges. While there can be no assurance, we believe that our internal systems will not experience significant disruption in connection with the Year 2000.

        The assessment of our server systems, local and wide area network systems, voice systems and facilities is substantially completed.
Remediation, often involving replacement of software with compliant versions, is now in process. Remediation and testing of these systems are scheduled to continue into the third quarter of 1999.

        During 1998 we spent approximately $1 million on Year 2000-related planning, testing and upgrades or replacements. Such costs have not had, and are not expected to have, a material effect on our consolidated financial statements. During 1999 we anticipate spending approximately $1.5 million on Year 2000-related testing. We believe that we will be able to fund any such future costs from operations.

        Our business is highly dependent on communications, trading, information and data processing systems. Although we have outsourced some communications, quotations and trading systems services, we maintain our own order-routing and back-office processing system. We have in place tested disaster recovery systems. However, if our internal systems, vendors, other information providers, the securities exchanges, clearing agencies and other securities firms, or financial institutions with which we transact business, experience any significant disruption in connection with the Year 2000, the disruption could affect our ability to conduct business and may have a material adverse effect on our financial results. We are developing written contingency plans to provide for continuity of processing under various scenarios.

        Readers are cautioned that forward-looking statements contained in the section "Year 2000 Issue" should be read in conjunction with our disclosures under the heading: "Forward Looking Statements" which follows.

FORWARD-LOOKING STATEMENTS

        This document contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") that reflect our current views regarding future events and financial performance. The words "believe," "expect," "anticipate," "intends," "estimate," "forecast," "project," "should," and similar expressions are used to identify these "forward-looking statements". We desire to take advantage of the "safe harbor" provisions of the Reform Act. We wish to caution investors and potential investors that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. These factors include, among others, (a) the volatile nature of the securities industry; (b) rapidly growing competition posed by other broker-dealers, including discount brokerages and on-line trading firms; (c) dependence on and competition for experienced personnel; (d) successful implementation and execution of our long-term strategies; (e) dependence on highly sophisticated and expensive systems and technology, including systems maintained and operated by third-parties over which we have no control; (f) dependence on external sources to finance day-to-day operations; (g) use of interest-rate sensitive derivative securities and other hedging instruments;
(h) federal and state regulatory and legislative changes, including any changes affecting net capital requirements; and (i) adverse findings in existing litigation, increases in class actions, governmental agency enforcement proceedings, and other litigation-related risks. This is not an exhaustive list of factors that could have an adverse impact on our financial performance; other factors which are not identified here or known to us currently, may prove to be important and may adversely affect our results of operations. It is also not possible for our management to predict or assess the impact each factor will have on our business or the extent to which any factor, or a combination of factors, may cause results to differ materially from those contained in any forward-looking statements. You should also not place undue reliance on these forward-looking statements as they relate only to our views as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, even if new information, future events, or other conditions occur. See Exhibit 99 for further discussion of the Reform Act.

ITEM 7.A.      MARKET RISK

        See Item 7, "Management's Discussion and Analysis" for discussion of market risk. Also see Item 8, "Note J to Consolidated Financial Statements", for further discussion on our inventory and risk management policies.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 1998 AND 1997, AND FOR EACH OF
                           THE YEARS IN THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1998
                                             AND SUPPLEMENTARY DATA
                                                                                                             PAGE
                                                                                                             ----
Independent Auditors' Report................................................................................  22

Consolidated Financial Statements:

     Consolidated statement of operations...................................................................  23

     Consolidated balance sheet.............................................................................  24

     Consolidated statement of shareholders' equity.........................................................  25

     Consolidated statement of cash flows...................................................................  26

     Notes to consolidated financial statements.............................................................  27

Quarterly Financial Information (unaudited).................................................................  40

                                      21

                         INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Dain Rauscher Corporation:

         We have audited the accompanying consolidated balance sheets of Dain Rauscher Corporation as of December 31, 1998 and 1997 and the related consolidated statement of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the table of contents on page 45 hereof. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dain Rauscher Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                          KPMG Peat Marwick LLP



Minneapolis, Minnesota
February 3, 1999

                                           DAIN RAUSCHER CORPORATION
                                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                                         YEAR ENDED DECEMBER 31,
                                                             ---------------------------------------------
                                                                1998              1997             1996
                                                             ----------       ----------        ----------
Revenue:
  Commissions.............................................   $  299,667       $  274,847        $  223,084
  Principal transactions..................................      150,592          152,150           169,040
  Investment banking and underwriting.....................      125,470          111,280           111,391
  Interest................................................      129,338          122,492           110,551
  Asset management........................................       61,203           46,304            35,890
  Correspondent clearing..................................       17,873           19,827            15,806
  Gain on sale of investment..............................        8,787                -                 -
  Other...................................................       27,405           23,775            17,554
                                                              ---------         --------         ---------

                                                                820,335          750,675           683,316

Interest expense..........................................      (70,965)         (58,573)          (57,560)
                                                              ---------         --------         ---------

Net revenue...............................................      749,370          692,102           625,756
                                                              ---------         --------         ---------

Operating expenses:
  Compensation and benefits...............................      486,021          427,599           385,905
  Communications..........................................       48,933           46,450            43,301
  Occupancy and equipment rental..........................       48,927           41,512            35,870
  Travel and promotional..................................       35,304           30,293            24,296
  Floor brokerage and clearing fees.......................       13,042           12,328            10,271
  Other...................................................       60,872           42,165            38,711
  Merger and restructuring charges..........................     20,000           15,000                 -
  Litigation settlements..................................       23,787                -                 -
                                                              ---------         --------         ---------

                                                                736,886          615,347           538,354
                                                              ---------         --------         ---------


Income before income taxes................................       12,484           76,755            87,402
Income tax expense........................................       (4,494)         (27,480)          (30,591)
                                                              ---------         --------         ---------

Net income................................................   $    7,990       $   49,275        $   56,811
                                                             ==========       ==========        ==========

Earnings per share:
  Basic...................................................   $     0.64       $     4.01        $     4.68
                                                             ==========       ==========        ==========

  Diluted.................................................   $     0.61       $     3.77        $     4.49
                                                             ==========       ==========        ==========

See notes to consolidated financial statements.

                                           DAIN RAUSCHER CORPORATION
                                           CONSOLIDATED BALANCE SHEET
                                             (DOLLARS IN THOUSANDS)

                                                                                         DECEMBER 31,
                                                                                -------------------------------
                                                                                     1998             1997
                                                                                ------------     -------------
Assets:
   Cash and cash equivalents................................................    $     47,273     $     35,909
   Receivable from customers................................................       1,172,398        1,170,160
   Receivable from brokers and dealers......................................         288,207          229,421
   Securities purchased under agreements to resell..........................         237,662          135,777
   Trading securities owned.................................................         379,901          541,511
   Equipment and leasehold improvements, at cost,
     less accumulated depreciation of $35,671 and $20,106...................          48,271           42,376
   Other receivables........................................................          83,957           80,867
   Deferred income taxes....................................................          48,219           44,868
   Goodwill, net of amortization of $5,499 and $1,859.......................         121,580            2,835
   Other assets.............................................................          39,019           20,677
                                                                                ------------     ------------

                                                                                $  2,466,487     $  2,304,401
                                                                                ============     ============

Liabilities and Shareholders' Equity:
   Short-term borrowings....................................................    $    127,415     $    179,000
   Customer drafts payable..................................................         109,396           83,499
   Payable to customers.....................................................         585,848          601,949
   Payable to brokers and dealers...........................................         690,459          580,970
   Securities sold under repurchase agreements..............................          38,354          170,906
   Trading securities sold, but not yet purchased...........................         240,825          127,364
   Accrued compensation.....................................................         139,703          128,463
   Other accrued expenses...................................................          92,209           97,500
   Subordinated and other debt..............................................         112,505           15,659
                                                                                ------------     ------------

                                                                                   2,136,714        1,985,310
Shareholders' equity:
   Common stock (1998:  issued 12,638,525 and outstanding 12,552,957
      shares; 1997:  issued 12,367,447 and outstanding 12,275,104 shares)...           1,580            1,546
   Additional paid-in capital...............................................         112,142           89,321
   Retained earnings........................................................         230,421          233,419
   Treasury stock, at cost..................................................         (14,370)         (5,195)
                                                                                ------------     -----------

                                                                                     329,773          319,091
                                                                                ------------     ------------

                                                                                $  2,466,487     $  2,304,401
                                                                                ============     ============

See notes to consolidated financial statements.

                                           DAIN RAUSCHER CORPORATION
                                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                          COMMON STOCK
                                                     ----------------------    ADDITIONAL
                                                       SHARES                    PAID-IN    RETAINED       TREASURY   SHAREHOLDERS'
                                                     OUTSTANDING    AMOUNT       CAPITAL    EARNINGS        STOCK        EQUITY
                                                     -----------  ---------    ---------    ----------     ---------  ------------
Balance at December 31, 1995......................     12,065     $   1,508    $  76,623    $  144,363                 $   222,494
                                                     --------     ---------    ---------    ----------                 -----------

Net income........................................          -             -            -        56,811                      56,811
Repurchase and retirement of common stock.........        (59)           (7)           -        (1,334)                     (1,341)
Common stock issued under
   stock options plans............................        136            17        1,217             -                       1,234
Net restricted common stock issued and amortized..         33             4          342             -                         346
Stock credited to deferred
   compensation plan participants.................          -             -        3,134             -                       3,134
Cash dividends on common stock
   ($0.56 per share)..............................          -             -            -        (6,792)                     (6,792)
                                                     --------     ---------    ---------    ----------                 -----------
Balance at December 31, 1996......................     12,175         1,522       81,316       193,048                     275,886
                                                     --------     ---------    ---------    ----------                 -----------

Net income........................................          -             -            -        49,275                      49,275
Repurchase of common stock........................        (92)            -            -             -     $  (5,195)       (5,195)
Common stock issued under
   stock option plans.............................        146            18        1,761             -             -         1,779
Net restricted common stock issued and amortized..         46             6          393             -             -           399
Stock credited to deferred
   compensation plan participants.................          -             -        4,941             -             -         4,941
Cash dividends on common stock
   ($0.72 per share)..............................          -             -            -        (8,904)            -        (8,904)
Tax benefits from stock incentive plans...........          -             -          910             -             -           910
                                                     --------     ---------    ---------    ----------     ---------   -----------
Balance at December 31, 1997......................     12,275         1,546       89,321       233,419        (5,195)      319,091
                                                     --------     ---------    ---------    ----------     ---------   -----------

Net income........................................          -             -            -         7,990             -         7,990
Common stock issued under
   stock option plans.............................        202            25        3,250             -             -         3,275
Net restricted common stock issued and amortized..         69             9          644             -             -           653
Stock credited/issued to deferred
   compensation plan participants.................          7             -        8,314             -           415         8,729
Cash dividends on common stock
   ($0.88 per share)..............................          -             -            -       (10,988)            -       (10,988)
Shares purchased by trustee for deferred
   compensation plan participants*................          -             -        9,590             -        (9,590)            -
Tax benefits from stock incentive plans...........          -             -        1,023             -             -         1,023
                                                     --------     ---------    ---------    ----------     ---------   -----------
Balance at December 31, 1998......................     12,553     $   1,580    $ 112,142    $  230,421      $(14,370)  $   329,773
                                                     ========     =========    =========    ==========     =========

*Shares held by a deferred plan were transferred from Additional Paid in Capital to Treasury Stock during 1998. This change, made in accordance with revised accounting rules regarding trusts, had no effect on total shareholders' equity.

See notes to consolidated financial statements.

                                           DAIN RAUSCHER CORPORATION
                                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                1998              1997             1996
                                                              ---------         --------         ---------
Cash flows from operating activities:
   Net income.............................................    $   7,990         $ 49,275         $  56,811
   Adjustments to reconcile net earnings to cash
      provided by operating activities:
         Depreciation and amortization....................       19,088           11,764             9,563
         Deferred income taxes............................       (3,351)          (5,164)           (7,711)
         Non cash restructuring charges, net of tax.......       12,800            9,600                 -
         Other non cash items.............................       13,583            6,600             8,626

         Cash and short-term investments segregated
            for regulatory purposes.......................            -           15,000           396,000
         Net trading securities owned and trading
            securities sold, but not yet purchased........      281,144         (184,128)           31,823
         Other receivables................................       (2,650)          (5,182)            5,153
         Drafts payable and short-term borrowings
            of securities companies.......................       24,312          117,510           (52,442)
         Net receivable from customers....................      (18,339)        (402,005)         (384,511)
         Net payable to brokers and dealers...............       61,019          323,737            30,987
         Net securities under repurchase agreements.......     (234,437)          58,793           (64,239)
         Other accrued liabilities........................      (51,844)           3,749           ( 7,607)
         Accrued compensation.............................       11,063            9,219            23,256
         Other............................................       (8,675)         (12,080)           (2,202)
                                                                 ------         --------         ---------
Cash provided (used) by operating activities..............      111,703           (3,312)           43,507
                                                              ---------         --------         ---------

Cash flows from financing activities:
   Proceeds from:
      Issuance of subordinated debt.......................       80,000                -                 -
      Revolving credit agreement, net.....................            -           50,000                 -
      Issuance of common stock under stock option plans...        3,275            1,779             1,580
   Payments for:
      Revolving credit agreement, net.....................      (50,000)               -                 -
      Subordinated and other debt.........................      (15,659)         (11,631)          (14,120)
      Purchase of common stock............................            -           (5,195)           (1,341)
      Dividends on common stock...........................      (10,988)          (8,904)           (6,792)
                                                              ---------         --------         ---------
Cash provided (used) by financing activities..............        6,628           26,049           (20,673)
                                                              ---------         --------         ---------

Cash flows from investing activities:
    Payments for:
      WAH acquisition, net of cash acquired...............      (95,588)               -                 -
      Equipment, leasehold improvements and other.........      (22,133)         (22,983)          (15,841)
    Proceeds from:
      Gain from sale of investment security...............        8,787                -                 -
      Investment dividends and sales of
        non-marketable securities.........................        1,967            1,768             1,227
                                                              ---------         --------         ---------
Cash (used) by investing activities.......................     (106,967)         (21,215)          (14,614)
                                                                -------         --------         ---------

Increase in cash and cash equivalents.....................       11,364            1,522             8,220
Cash and cash equivalents:
         At beginning of year.............................       35,909           34,387            26,167
                                                              ---------         --------         ---------
         At end of year...................................     $ 47,273         $ 35,909         $  34,387
                                                               ========         ========         =========

Cash income tax payments totaled $3,630,000 in 1998, $32,111,000 in 1997, and $32,841,100 in 1996. Cash interest payments totaled $68,401,000, $57,396,000, and $56,901,000 in 1998, 1997 and 1996, respectively. During the years ended December 31, 1998, 1997 and 1996, respectively, we had non-cash financing activity of $8,729,000, $4,941,000 and $3,134,000 associated with the crediting of common stock to deferred compensation plan participants. During the year ending December 31, 1998, we had non-cash financing activity of $21.7 million representing subordinated debentures issued as a portion of the consideration paid for the acquisition.

See notes to consolidated financial statements.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   DECEMBER 31, 1998

DAIN RAUSCHER CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        NATURE OF BUSINESS: We ("Dain Rauscher Corporation") are a Minneapolis, Minnesota-based holding company that provides advice and services to individual investors in the western United States and investment banking services to corporate and governmental clients nationwide through our principal subsidiary, Dain Rauscher Incorporated ("DRI"). We also own Insight Investment Management Inc. ("Insight"), which manages the Great Hall money market funds and institutional fixed income accounts, and Dain Rauscher Lending Services Inc. ("Lending"), which makes certain types of loans that are collateralized by customers' control and restricted securities.

        BASIS OF PRESENTATION: The consolidated financial statements include DRI, Insight, and Lending as of December 31, 1998. All subsidiaries are wholly owned, and all inter-company balances and transactions have been eliminated in consolidation. Certain prior-year amounts in the consolidated financial statements have been reclassified to conform to the 1998 presentation. We do not present a statement of comprehensive income as there are no comprehensive income items.

        We have made estimates and assumptions in reporting certain assets and liabilities and the disclosure of contingent liabilities in preparing these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        We have also adopted SFAS Statement 131, "Disclosures about Segments of an Enterprise and Related Information." Accordingly, we provide net revenue and pretax income and margin information about our business lines. We do not provide balance sheet information by business line, as our assets are not allocated to a particular segment, and we do not currently track performance based on this information.

        CASH AND CASH EQUIVALENTS: Cash and cash equivalents include cash on hand, cash in depository accounts with other financial institutions and money market investments with original maturities of 90 days or less.

        SECURITIES: Securities transactions and the related commission revenue and expense are recorded on settlement date, which is not materially different than if transactions were recorded on trade date.

        Trading securities owned; trading securities sold, but not yet purchased; and derivative financial instruments are stated at market value. We mark our securities to market and include resulting unrealized gains and losses in revenue from principal transactions. We determine market value by using public market quotations, quoted prices from dealers or recent market transactions, depending upon the underlying security.

        From time to time we receive equity instruments as compensation for certain underwriting transactions. We account for these equity instruments as investments and record them at the lower of cost or market, which is generally zero. We also have venture capital investments in securities that are currently non-marketable. These securities, which are accounted for at cost, are included in other assets on our consolidated balance sheet. When the restrictions expire on these investments and they become readily marketable, we mark them to their fair market value.

        REPURCHASE TRANSACTIONS: Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under repurchase agreements are accounted for as financing transactions. We record these at the contract amount that the securities will subsequently be resold or reacquired, plus accrued interest. These transactions generally can be terminated by us or our counterparties on short notice.

        OTHER RECEIVABLES: Included in other receivables are forgivable loans made to investment executives and other revenue-producing employees, typically in connection with their recruitment. These loans are forgivable based on continued employment and are amortized over the life of the loan, which is generally three to five years, using the straight-line method.

        RECEIVABLES FROM AND PAYABLES TO CUSTOMERS: The amounts receivable from customers primarily represent margin balances. Other customer receivables and payables result from cash transactions. We do not include in the consolidated financial statements either securities owned by customers and held as collateral for receivables or securities sold short by customers.

        TREASURY STOCK: Treasury stock is recorded at cost and includes common shares we repurchased, and shares for a deferred compensation plan reclassified from additional paid-in capital to treasury stock as a result of accounting standards issued in 1998. This reclassification had no net impact on total shareholders' equity.

        GOODWILL: Goodwill is primarily related to the 1998 acquisition of Wessels, Arnold and Henderson, LLC ("WAH"). We are amortizing this goodwill on a straight-line basis over 25 years. Prior to 1998, goodwill was not a material asset, and we therefore had not established a policy for evaluating goodwill impairment. We will continue to evaluate goodwill in accordance with the requirements of generally accepted accounting principles. In our opinion, no material impairment exists as of December 31, 1998.

        DEPRECIATION AND AMORTIZATION: Equipment is depreciated using the straight-line method over estimated useful lives of two to eight years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

        INCOME TAXES: We determine deferred tax liabilities and assets and any provision for income taxes based on the differences between the financial statement and tax bases of assets and liabilities at each year end.

        FAIR VALUES OF FINANCIAL INSTRUMENTS: Substantially all of our financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate current fair value. The fair value of our borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at December 31, 1998.

        STOCK-BASED COMPENSATION: We account for stock option grants under APB Opinion No. 25 ("APB 25"). We grant options at fair market value on the date of the grant and, accordingly, do not recognize compensation expense. Restricted stock grants typically vest over a four-year period.

        EARNINGS PER SHARE: Basic earnings per share is based upon the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share takes into account the dilutive effect of potentially dilutive securities using the treasury stock method.

The components of earnings per share are:


                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
(In thousands, except per-share data)                           1998              1997             1996
                                                              ---------         --------         ---------
Net income................................................    $   7,990         $ 49,275         $  56,811
                                                              =========         ========         =========

Weighted average common shares outstanding................       12,404           12,277            12,132

Dilutive effect of stock options (net of tax benefits)....          463              579               435

Shares credited to deferred compensation
    plan participants.....................................          304              204                98
                                                              ---------         --------         ---------
                                                                 13,171           13,060            12,665
                                                              =========         ========         =========

Basic earnings per share..................................        $0.64            $4.01             $4.68
                                                              =========         ========         =========

Diluted earnings per share................................    $    0.61         $   3.77         $    4.49
                                                              =========         ========         =========

     In 1996 and 1997 the number of options with an exercise price greater than the average market price that were excluded from the calculation of diluted earnings per share was not material. In 1998 we did not include in the calculation of diluted earning per share a significant number of options priced greater than our stock's average 1998 market price. See Note H for further information on outstanding options.


B.   ACQUISITION

     On March 31, 1998, DRI acquired WAH, a privately held investment banking and institutional equity sales and trading firm based in Minneapolis. The transaction was accounted for as a purchase and, accordingly, the revenues and operating results of WAH are only included in the consolidated statement of operations since April 1, 1998.

     We paid $120 million of cash and issued five-year, subordinated debentures with a discounted value of $22 million ($30 million face amount) to acquire WAH. Goodwill of approximately $120 million was recorded and will be amortized over an estimated life of 25 years. The amortization of this goodwill is fully deductible for tax purposes.

     The following unaudited pro forma information has been prepared assuming that the acquisition of WAH had occurred at the beginning of the periods presented after including the impact of certain adjustments including amortization of goodwill, increased interest expense on acquisition debt and the related income tax effects. This pro forma financial information does not include the effect of the $20.0 million charge recorded by DRI in the quarter ended March 31, 1998 that was directly related to the acquisition of WAH.


                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                          1998            1997
                                                                       --------------------------
Statement of Operations Data:
   Revenue........................................................     $   837,808    $   828,796
   Interest expense...............................................         (73,293)       (67,171)
                                                                       -----------    -----------
   Net revenue....................................................         764,515        761,625
   Operating expenses.............................................         732,091        663,533
                                                                       -----------    -----------
   Income before income taxes.....................................          32,424         98,092
   Merger and restructuring charge................................                        (15,000)
   Income tax expense.............................................         (11,672)       (29,761)
                                                                       -----------    -----------
   Net income.....................................................     $    20,752    $    53,331
                                                                       ===========    ===========
   Basic income per share.........................................     $      1.67    $      4.34
                                                                       ===========    ===========
   Diluted income per share.......................................     $      1.58    $      4.08
                                                                       ===========    ===========


The pro forma financial information above is presented for informational purposes only and is not necessarily indicative of the actual results that would have been achieved had the merger been consummated prior to the dates or periods indicated, nor is it necessarily indicative of future operating results.

C.  MERGER AND RESTRUCTURING CHARGES

       As part of our acquisition of WAH, we recorded a charge of $20 million ($12.8 million after tax) in the first quarter of 1998. This charge included $16 million for severance in the elimination of approximately 150 jobs at DRI, $2.5 million for facilities consolidation; and the remaining $1.5 million for other integration costs. By the end of 1998, we had spent approximately $17 of this charge, primarily for severance. We expect to charge any remaining restructuring costs to the reserve during the first quarter of 1999. We believe the remaining $3 million restructuring reserve is adequate to cover all future expenditures associated with this plan.

       In connection with the adoption of a formal restructuring plan to combine Dain Bosworth, Rauscher Pierce Refsnes and our former operations subsidiary into a single broker-dealer during the first quarter of 1998, we recorded a pretax charge of $ 15 million ($9.6 million after taxes), or 74 cents per share diluted, against third-quarter 1997 earnings. All of the $15 million of the restructuring costs resulted in cash expenditures, primarily during the fourth quarter of 1997 and first quarter of 1998. The composition of the $15 million charge was $12 million for severance and short-term retention payments to terminated employees; and $3 million for other expenditures including costs of changing our name, relocation, outplacement services and professional fees related to the restructuring. This restructuring has been completed as of December 31, 1998, and all amounts were spent.

D.  RECEIVABLE FROM AND PAYABLE TO BROKERS AND DEALERS

                                                                                           DECEMBER 31,
                                                                                 -----------------------------
(In thousands)                                                                       1998             1997
                                                                                 ------------     ------------
Receivable from brokers and dealers:
  Deposits for securities borrowed..........................................     $   193,361       $  164,917
  Securities failed to deliver..............................................          80,954           58,673
  Clearing organizations, correspondent brokers and other...................          13,892            5,831
                                                                                 -----------       ----------
                                                                                 $   288,207       $  229,421
                                                                                 ===========       ==========
Payable to brokers and dealers:
  Deposits for securities loaned............................................     $   588,055       $  538,588
  Securities failed to receive..............................................          90,608           34,627
  Clearing organizations, correspondent brokers and other...................          11,796            7,755
                                                                                 -----------       ----------
                                                                                 $   690,459       $  580,970
                                                                                 ===========       ==========

        Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received subsequent to settlement date. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received in connection with the transaction. We, or our counterparties, may terminate these transactions on short notice. Securities borrowed transactions require us to deposit cash or other collateral with the lender. With respect to securities loaned, we receive cash or other collateral. The initial collateral advanced or received has a market value equal to or greater than the market value of the securities borrowed or loaned. We monitor the market value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral.

E.  TRADING SECURITIES

The market values of trading securities are as follows:

                                                                                         DECEMBER 31,
                                                                                 ----------------------------
(In thousands)                                                                       1998             1997
                                                                                 -----------       ----------
Owned:
  U. S. government and government agency securities.........................     $   224,936       $  320,646
  Municipal securities......................................................         109,644          157,336
  Corporate fixed income and other securities...............................          36,239           42,957
  Equity securities.........................................................           9,082           20,572
                                                                                 -----------       ----------
                                                                                 $   379,901       $  541,511
                                                                                 ===========       ==========
Sold, but not yet purchased:
  U. S. government, government agency and municipal securities..............     $   236,184       $  122,265
  Corporate and other securities............................................           4,641            5,099
                                                                                 -----------       ----------
                                                                                 $   240,825       $  127,364
                                                                                 ===========       ==========

Our principal transaction revenue from trading activities by type, including derivatives, is summarized below:


                                                                                         DECEMBER 31,
                                                                                 ----------------------------
(In thousands)                                                                       1998             1997
                                                                                 ------------     -----------
Equity securities...........................................................     $    71,732       $   75,699
Municipal securities........................................................          28,686           32,100
Government securities.......................................................          24,531           19,289
Corporate fixed income securities...........................................          12,544           15,483
Mortgage-backed and other securities........................................          13,099            9,579
                                                                                 -----------       ----------
                                                                                 $   150,592       $  152,150
                                                                                 ===========       ==========


F.  SHORT-TERM BORROWINGS

        Short-term borrowings of DRI only at December 31, 1998 and 1997, were $119.0 million and $129.0 million, respectively. These short-term borrowings were in bank loans on uncommitted lines of credit. The majority of these borrowings are collateralized by both trading securities we own and our customers' margin securities, and have a floating rate of interest approximately 50 basis points above the Federal Funds rate, which was 5.3 % at December 31, 1998. The market value of our trading securities pledged as collateral at December 31, 1998, was $139.4 million. We had agreements in place for uncommitted credit lines totaling approximately $540 million at year end.

        We have available revolving credit borrowings and irrevocable letters of credit under a commitment totaling $50 million. This facility was renegotiated in March 1998 and is annually renewable for three one-year periods. Loans under this facility are unsecured and bear interest at a floating rate of Federal Funds plus 85 basis points. Nothing was outstanding under this facility at year-end 1998. At December 31, 1997, $50.0 million was outstanding under the revolving credit facility at a 7% interest rate. We have maintained the levels of net worth and regulatory net capital required under this agreement.

           Our subsidiary, Lending, also maintains a $50 million uncommitted credit line to finance loans made to customers. Lending holds customers' securities as collateral for these loans. This credit line has a floating interest rate of 75 basis points over the Federal Funds rate. As of December 31, 1998, $8.4 million was outstanding under this facility at a 6.1% interest rate.


G.  SUBORDINATED AND OTHER DEBT


                                                                                        DECEMBER 31,
                                                                                 ----------------------------
(In thousands)                                                                       1998             1997
                                                                                 -------------     ----------
Subordinated debt payable to commercial banks...............................     $      80,000     $    9,000
Subordinated debentures.....................................................            22,505              -
Capital lease obligations ..................................................                 -          6,659
Litigation settlement notes.................................................            10,000              -
                                                                                 -------------     ----------
                                                                                 $     112,505     $   15,659
                                                                                 =============     ==========


         On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks which is unsecured and bears interest at 160 basis points over 30, 60 or 180 day LIBOR. The agreement allows us to fix the interest rate for the remainder of the term, at any time. Principal payments of $5.0 million per quarter begin April 1, 1999 with the final payment due on December 31, 2002. Proceeds from the loan qualify as regulatory capital. We must comply with provisions in the agreement regarding both net worth and regulatory net capital.

         We also issued $30 million (face amount) in 5-year zero coupon subordinated debentures in connection with the acquisition of WAH. The discounted present value of the debentures at year end is $22.5 million. At December 31, 1998, the weighted average interest rate on all of our subordinated debt was 7.2 %. The $10 million in litigation settlement notes represents the present value of non-interest bearing notes payable in the settlement of litigation discussed further in Note I, Commitments and Contingent Liabilities.

H.  SHAREHOLDERS' EQUITY

        COMMON STOCK: Our common stock has a par value of $.125 per share; 60,000,000 shares are authorized. At December 31, 1998, 5,008,297 shares of our common stock were reserved for issuance under all our incentive and retirement plans.

        Our Board of Directors approved the repurchase of up to 1,300,000 shares under three separate authorizations in 1994, 1996, and 1997.
We repurchased 688,000 shares under the 1994 and 1996 authorizations, including 59,000 in 1996 and 88,000 in 1997; none were repurchased in 1998. Approximately 612,000 shares are available for repurchase under previous authorizations at year-end 1998.

        STOCK COMPENSATION PLANS: We have two fixed stock compensation plans, the 1986 Stock Option Plan ("1986 Plan") and the 1996 Stock Incentive Plan ("1996 Plan"). We made the final grants under the 1986 Plan in February 1996. The 1996 plan authorizes the grant of incentive and non-qualified options and the grant of restricted stock and other stock based awards. The 1996 Plan requires all option grants at not less than the fair market value of the shares at the date of grant. Options generally become exercisable at rates of 20, 50 and 100 percent as of two, three and four years, after the date of grant and expire 10 years from date of grant. Options granted to outside directors become exercisable six months after grant date and expire five years after grant. At December 31, 1998, 1,578,245 shares of common stock were available for grant under the 1996 Plan; none are available under the 1986 plan.

        We apply APB 25 and its interpretations in accounting for our stock option incentive plans. Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock option grants. The following table summarizes the pro-forma effect of recognizing compensation expense as based on the criteria of SFAS 123:


                                                                         YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
(In thousands, except per-share amounts)                     1998                  1997                  1996
                                                          -----------           ----------           -----------
Net income:
  As reported....................................         $    7,990            $   49,275           $    56,811
  Pro forma......................................         $    4,596            $   47,914           $    56,392

Earnings per share:
Basic:
  As reported....................................         $     0.64            $     4.01           $      4.68
  Pro forma......................................         $     0.37            $     3.90           $      4.65
Diluted:
  As reported....................................         $     0.61            $     3.77           $      4.49
  Pro forma......................................         $     0.35            $     3.67           $      4.45


        The weighted average per-share fair value of options granted during 1998, 1997 and 1996, was $20.74, $17.55 and $7.96, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yields of 1.5%, 1.5% and 2.3%; expected volatility of 38.7% in 1998, 36.6% in 1997 and 30.2% for 1996; risk-free interest rates of 4.5%, 4.8% and 5.0%; and expected lives of five years. Pro forma amounts may not be indicative of future results.

The following table summarizes the activity related to our stock option plans for each of the last three years:


                                                        1998                      1997                      1996
                                            --------------------------  ------------------------  ----------------------
                                                            WEIGHTED                  WEIGHTED                  WEIGHTED
                                                             AVERAGE                   AVERAGE                   AVERAGE
                                                            EXERCISE                  EXERCISE                  EXERCISE
                                               SHARES         PRICE       SHARES        PRICE        SHARES       PRICE
                                             ---------      -------      ---------    --------     ---------   --------
Options outstanding at
beginning of year.......................      1,469,325     $ 26.51      1,304,045    $  17.14     1,243,987    $ 14.71

Granted.................................        851,152       58.11        419,800       49.90       260,600      24.86
Exercised...............................       (204,850)      16.83       (155,955)      12.90      (140,492)      9.66
Cancelled...............................        (93,800)      46.74        (98,565)      24.87       (60,050)     17.86
                                             ----------     -------     ----------    --------     ---------    -------
Options outstanding at end of year......      2,021,827     $ 39.85      1,469,325    $  26.51     1,304,045    $ 17.14
                                             ==========     =======     ==========    ========     =========    =======

Options exercisable at end of year......        589,413                    551,700                   405,980
                                             ==========                 ==========                 =========

Price range of outstanding options......   $4.58-$59.44               $4.58-$59.44              $4.58-$33.38
Price range of exercised options........   $4.58-$42.75               $4.67-$20.83              $4.58-$20.83

Weighted-average fair value of
options granted during the year.........         $20.74                     $17.55                     $7.96

Average market price                                        $ 48.88                   $  46.14                  $ 26.53


The following table summarizes currently outstanding and exercisable options at December 31, 1998:


                                                     OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                            ------------------------------------    -----------------------------------
                                                WEIGHTED
                                                 AVERAGE            WEIGHTED                               WEIGHTED
                             NUMBER             REMAINING            AVERAGE             NUMBER             AVERAGE
      RANGE OF             OUTSTANDING         CONTRACTUAL          EXERCISE           EXERCISABLE         EXERCISE
   EXERCISE PRICES         AT 12/31/98            LIFE                PRICE            AT 12/31/98           PRICE
   ---------------       ---------------    ----------------    ----------------    ---------------     ---------------
    $ 4.58-$ 4.67               43,900          1.4  years        $     4.62               43,900          $    4.62
    $10.00-$15.83              420,700          4.4  years             14.45              320,938              14.02
    $16.83-$22.38              329,775          5.2  years             21.45              224,575              21.01
    $25.38-$33.38               50,500          7.7  years             31.52                    -
    $42.75-$59.44            1,176,952          9.0  years             55.76                    -                  -
                            ----------                            ----------            ---------          ---------

                             2,021,827                            $    39.85             $589,413          $   15.99
                            ==========                            ==========             ========          =========


        The closing price of our stock was $29.50 on December 31, 1998.

        Restricted shares awarded had weighted average per-share fair values at grant date of $33.61, $58.80 and $25.07 in 1998, 1997 and 1996, and
resulted in compensation expense of $653,000, $399,000 and $355,000 in these respective years.

I.  COMMITMENTS AND CONTINGENT LIABILITIES

     LEASES: We lease office space, furniture and communications and data processing equipment under several noncancelable operating leases. Most office space lease agreements include rate increases and include the payment of real estate taxes, insurance and other expenses of occupancy.

Aggregate minimum rental commitments as of December 31, 1998, are as follows:


                                                         OPERATING
(In thousands)                                             LEASES
                                                       ------------
1999..............................................     $    23,188
2000..............................................          20,274
2001..............................................          18,288
2002..............................................          17,282
2003..............................................          14,735
Thereafter........................................          50,886
                                                       -----------
Total minimum lease payments......................     $   144,653
                                                       ===========



     Rental expense for operating leases was $26,598,000, $27,679,000, and $25,558,000, for the years ended December 31, 1998, 1997 and 1996, respectively. Included in equipment and leasehold improvements at December 31, 1997, is $2,230,000 for capitalized leases.

        LITIGATION: We are defendants in various actions, suits and proceedings before courts, arbitrators and governmental agencies. Certain of these actions, including those described below, claim substantial damages and could have a material adverse effect on our consolidated financial condition or results of operations, should these matters not be resolved in our favor. While the outcome of any litigation is uncertain, we believe, based in part upon consultation with our legal counsel, that the resolution of all matters pending or threatened against us will not have a material adverse effect on our consolidated financial condition or results of operations.

MIDWEST LIFE INSURANCE COMPANY LITIGATION: Until December 1998, we and Dain Bosworth ("DBI") were defendants in eleven actions brought in connection with losses suffered from single premium deferred annuities issued by Midwest Life Insurance Company ("MWL"), a former subsidiary we acquired in 1980 and sold in early 1986. The annuities were sold primarily through DBI's private client sales force. MWL was sold two times subsequent to its 1986 sale by us, was relocated from Nebraska to Louisiana by its final owner, Southshore Holding Corp., and was declared insolvent and ordered liquidated by the State of Louisiana in August 1991. Generally, MWL policyholders were reimbursed for their losses up to $100,000 per holder by state life and health insurance guaranty associations. The policyholders and the guaranty associations, between them, have received approximately $.30 for each $1.00 of loss in liquidation payments from the liquidator of MWL's estate.

In August 1998 following a jury trial, a judgment was entered against us in an action by the Washington guaranty association in the amount of $4.3 million. In December 1998 we settled this case along with seven other guaranty association cases (cases brought by the guaranty associations in Iowa, Minnesota, Montana, North Dakota, South Dakota, Wyoming and Oregon), in which the plaintiffs sought a total of $37.1 million, plus prejudgment interest, punitive damages, attorney's fees and costs. The total settlement for all eight cases was $23.2 million, comprised of $13.2 million in cash and approximately $10 million (present value) of non-interest bearing notes. The notes are payable in four equal installments of $3 million beginning December 1999.

Two remaining actions related to MWL are in the Colorado and Louisiana federal courts. In Colorado the plaintiffs are approximately 200 individual former MWL policyholders. In 1991, these individuals did not have guaranty association coverage, because Colorado had just created a state guaranty association and the MWL insolvency occurred prior to the effective date. Guaranty association coverage was extended to MWL policyholders in 1994 as a result of our lobbying efforts, and each policyholder was reimbursed for his or her losses up to $100,000, plus most accrued interest. By the time this occurred, however, many of the policyholders had already filed suit, and others were required to join as a condition of receiving their guaranty association reimbursement. The Colorado plaintiffs allege fraudulent misrepresentation, fraudulent nondisclosure, breach of fiduciary duty, negligent performance of an assumed duty to monitor and advise as to the safety of their MWL annuities, and negligent misrepresentation.

In July 1997, a Colorado jury returned a verdict awarding twelve of the plaintiffs damages of $4.75 million, including $1.3 million in compensatory damages, $1.65 million for emotional distress and $1.8 million in punitive damages. The court entered judgment in this amount, plus $2 million in prejudgment interest and costs. An appeal of the judgment is scheduled to be heard in March 1999. We believe the trial court erred by, among other things, withholding key evidence from the jury, including evidence of Dain Bosworth's successful efforts to obtain guaranty association coverage and reimbursement for the plaintiffs. While the appeal is pending, the parties have submitted proposals to the trial judge as to trial of the remaining plaintiffs' cases.

In the Louisiana case, the liquidator of the MWL estate alleges violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breach of fiduciary duty and conspiracy to breach fiduciary duty. The plaintiff is seeking to recover in excess of $59 million in compensatory damages, plus treble damages under RICO, interest, costs, attorneys' fees and other relief. The complaint challenges certain coinsurance transactions between MWL and Central National Life Insurance Company (also a defendant) in 1980. A motion to dismiss the case is pending.

In the remaining MWL cases, we believe that we have substantial and meritorious defenses and are vigorously defending ourselves.

ORANGE COUNTY: In December 1998, we settled a case brought against Rauscher Pierce Refsnes ("RPR") by Orange County, California, in which the County claimed RPR was its financial advisor on five 1994 note offerings totaling $975 million. The County claimed that RPR breached legal duties by failing to warn County officials of the risks of the Orange County Investment Pool ("OCIP"), in which the County was investing the proceeds of the notes. The County sought at least $500 million in damages.

At the same time, we settled a related case brought on behalf of school districts for which Rauscher Pierce was financial advisor or underwriter on other 1994 note offerings, including a pooled $300 million offering involving many districts, the proceeds of which were deposited in OCIP. Again, the claim was based on alleged failure to warn the issuers of the risks in the County's investment strategy. The districts' representative sought over $50 million. This case and the County action were settled for a total of $10 million..

STATE OF ARIZONA: In January 1998, the SEC filed a federal court action against DRI (as successor to RPR) and a former employee in connection with a $130 million refunding issue by the State of Arizona in 1992, on which RPR served as financial advisor. The complaint alleges violations of antifraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisor Act of 1940. RPR purchased government securities and sold them to the escrow trustee in the transaction at a markup of approximately 0.55% of our cost. The SEC alleges that we failed to disclose that we purchased and sold the government securities as a principal, that we expected to make a profit and the amount of the profit. The SEC also alleges that the markup was excessive and that we falsely represented that the securities were sold to the trustee at fair market value. We believe that we have substantial and meritorious defenses available and are vigorously defending ourselves in this action.

J.      OFF -BALANCE SHEET RISK

        We adopted the requirements of SFAS 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," which defines a derivative as a future, forward, swap or option contract, or as an interest rate swap, floor, or collar. Generally, a derivative represents a future commitment to purchase or sell a financial instrument at specific terms and dates. These financial instruments may have market or credit risk which is not reflected in the market values included on our balance sheet.

        We have risk management policies that limit the size and risk of inventories. The policy includes a risk point methodology, which assigns risk points to certain inventories based on modified duration, which adjusts all securities to a one-year maturity. We also monitor our inventories for factors that include credit and concentration risk, contract length, and inventory age. These inventories are held primarily for distribution to our individual and institutional clients in order to meet those clients' needs. We do not enter into derivative financial instruments with off-balance-sheet risk other than those described in this footnote. While we utilize certain types of derivatives to manage our risk exposure, derivative financial instruments held or issued were immaterial to our consolidated financial statements.

         MARKET RISK: As part of our broker-dealer activities, we purchase and sell a variety of cash and derivative financial instruments in order to reduce our exposure to market risk. Market risk includes changes in interest rates, currency exchange rates, indices, or value fluctuations in the underlying financial instruments. Our hedging strategy involves the purchase and sale of derivative financial instruments to offset market risk associated with other transactions. We regularly sell securities not yet purchased (short sales) for our own account, primarily to hedge our fixed income trading securities. Short positions may expose us to market risk in the event prices increase, as we may be obligated to acquire the securities at prevailing market prices.

        We use notional (contract) amounts to measure our derivative activity. Notional amounts are not included on our balance sheet, as these contract amounts are not actually paid or received. Notional amounts allow us to calculate the cash flows to be exchanged and our involvement in any particular type of financial instrument; however these amounts are not indicative of overall market risk.

        At December 31, 1998 and 1997, we had open commitments to sell under futures contracts with notional amounts of $15.8 million and $20.6 million. During 1998, the average notional amounts for futures and options on futures contracts were $11.9 million and $16.8 million. The fair market value of these contracts was not material at December 31, 1998 or 1997.

        We may also pledge our customers' securities as collateral for bank loans, securities loaned or to satisfy margin deposit requirements of various exchanges. In the event our counterparty is unable to return the securities pledged, we may need to acquire the securities at prevailing market prices. In the case of repurchase agreements, we risk holding collateral at a market value less than that of the related pledged securities. To control these risks, we monitor the market value of securities pledged and require adjustments of collateral levels when necessary. At December 31, 1998, the market value of securities pledged approximated the borrowings outstanding.

         CREDIT RISK: The notional amounts of derivative instruments also do not represent our potential risk from counterparty nonperformance. We periodically hedge our fixed income trading securities owned or sold short by entering into financial futures or option contracts. Transactions in futures contracts are conducted through regulated exchanges, which guarantee performance of counterparties and are settled in cash on a daily basis, minimizing credit risk. We believe that our exposure to credit risk is represented by the fair value of trading securities owned.

         CUSTOMER ACTIVITIES: In the normal course of business, we execute, settle, and finance customer security transactions. Our customers' securities activities are transacted on either a cash or margin basis. As part of our customer transactions, we trade option contracts and also sell borrowed securities on their behalf (short sales). The risk with these transactions is that customers may fail to satisfy their obligations, requiring us to purchase or sell various financial instruments at prevailing market prices to fulfill customer obligations.

        We mitigate risk by requiring our customers to maintain margin collateral in compliance with both regulatory and internal guidelines. We monitor necessary margin levels daily and require customers to either deposit additional collateral or reduce margin positions. However, market declines could reduce the value of collateral to below the amount we have loaned, plus interest, before we are able to sell the collateral.

K.      SEGMENT INFORMATION

        Our business includes three major segments: Private Client Group, which includes securities sales to individual investors, correspondent clearing, and asset management for individual investors; Equity Capital Markets, which includes investment banking and underwriting and equity sales and trading; and Fixed Income Capital Markets, which includes fixed income securities sales, trading, underwriting, and advisory services. All corporate expenses and miscellaneous revenues and expenses, which are not allocated to individual business lines, are included in Corporate. Corporate pretax income in 1998 includes the gain on the sale of an investment security.


(Dollars in thousands)                               1998             1997              1996
                                                 ------------     ------------      ------------
Net Revenue:
   Private Client Group.....................     $    531,197     $    491,577      $    432,499
   Equity Capital Markets...................           93,317           97,118            96,701
   Fixed Income.............................          110,041           86,292            82,642
   Gain on sale of investment securities....            8,787                -                 -
   Corporate ...............................            6,028           17,820            13,914
                                                 ------------     ------------      ------------
       TOTAL................................     $    749,370     $    692,102      $    625,756
                                                 ------------     ------------      ------------

Pretax income:
   Private Client Group.....................     $     51,134     $     60,460      $     42,576
   Equity Capital Markets...................          (19,468)           3,891            19,264
   Fixed Income.............................           16,334            9,783             7,448
   Nonrecurring items.......................          (43,787)         (15,000)                -
   Corporate ...............................            8,271           17,621            13,225
                                                 ------------     ------------      ------------
       TOTAL................................           12,484           76,755      $     87,402
                                                 ------------     ------------      ------------

Pretax margin on net revenue:
   Private Client Group.....................              9.6%            12.3%             11.0%
   Equity Capital Markets...................            (20.9)             4.0              19.9
   Fixed Income.............................             14.8             11.3               9.0
   Corporate ...............................               nm               nm                nm
                                                 ------------     ------------      ------------
       TOTAL................................              1.7%            11.1%             14.0%
                                                 ------------     ------------      ------------


L.      REGULATORY REQUIREMENTS

        As a broker-dealer and member firm of the NYSE, DRI is subject to the Uniform Net Capital Rule (the "Rule") of the Securities and Exchange Commission ("SEC"). The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to customers. The Rule provides for two methods of computing net capital. DRI uses what is known as the alternative method. Under this method, minimum net capital is defined as 2% of customer debit balances. In addition to the SEC rule, the NYSE may also require a member organization to reduce its business if net capital is less than 4% of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of aggregate debit items. We exclude assets which are not readily convertible into cash and conservatively value trading securities when computing net capital. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies and may ultimately require its liquidation. DRI has maintained its net capital above both SEC and NYSE required levels. At December 31, 1998, DRI had net capital of $121.9 million, which was $57.6 million in excess of 5% of aggregate debit items.

        Rule 15c3-3 of the Securities Exchange Act of 1934 specifies when broker-dealers carrying customer accounts may be required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Reserve amounts are computed in accordance with a formula defined in Rule 15c3-3. DRI transferred $42 million to a special reserve account on January 5, 1999 pursuant to the December 31, 1998 reserve calculation.

M.      EMPLOYEE BENEFIT PLANS

        We sponsor a retirement plan which covers substantially all full-time employees who are at least 21 years of age and have been employed for at least six months. Participants may contribute on a pretax basis up to 12% of eligible compensation to the plan subject to certain aggregate limitations; we then match 40% of the first 5% of eligible compensation. Matching contributions are limited to $3,000 per employee annually and are made in shares of our stock. The plan requires that we make a minimum contribution of 3% of eligible compensation.

        At the end of each year, an additional profit-based contribution can be made at the discretion of our Board of Directors. No discretionary contribution was made for the year ended December 31, 1998.

        Our policy is to fund plan costs currently. Earnings have been charged for contributions, net of forfeitures, to the retirement plan as follows: $12,943,000, $15,759,000 and $18,901,000 for 1998, 1997 and 1996.

N.      INCOME TAXES

Income tax expense consists of the following:


                                                                 YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
(In thousands)                                               1998         1997         1996
                                                           --------     --------     --------
Current:
  Federal................................................  $  6,608     $ 27,561     $ 32,896
  State..................................................     1,237        5,083        5,534

Deferred:
  Federal................................................    (2,823)      (4,360)      (6,710)
  State..................................................      (528)        (804)      (1,129)
                                                           --------     --------     --------
                                                           $  4,494     $ 27,480     $ 30,591
                                                           --------     --------     --------
                                                           --------     --------     --------


A reconciliation of ordinary federal income taxes (based on a rate of 36 %) with the actual tax expense provided on earnings is as follows:


                                                                  YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
(Dollars in thousands)                                        1998         1997         1996
                                                            --------     --------     --------
Ordinary federal income tax expense.......................  $  4,369     $ 26,864     $ 30,590
State income taxes, net of federal tax benefit............       804        3,229        3,249
Tax-exempt interest, net of related interest expense......    (1,372)      (1,428)        (872)
Other.....................................................       693       (1,185)      (2,376)
                                                            --------     --------     --------
                                                            $  4,494     $ 27,480     $ 30,591
                                                            --------     --------     --------
                                                            --------     --------     --------

Effective tax rate........................................      36.0%        35.8%        35.0%
                                                            --------     --------     --------
                                                            --------     --------     --------

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are:


                                                                                    DECEMBER 31,
                                                                               ---------------------
(In thousands)                                                                   1998         1997
                                                                               --------     --------
Deferred tax assets:
 Accruals not currently deductible..........................................   $ 43,308     $ 40,873
 Federal operating loss and AMT credit carryforward, acquired...............      2,128        1,120
 Fixed assets...............................................................      2,617        2,506
 Other......................................................................      3,278          597
                                                                               --------     --------
                                                                                 51,331       45,096
Deferred tax liabilities:
 Goodwill...................................................................     (1,913)           -
 Other......................................................................     (1,199)        (228)
                                                                               --------     --------

Net deferred income taxes                                                      $ 48,219     $ 44,868
                                                                               --------     --------
                                                                               --------     --------


    We have determined that we are not required to establish a valuation allowance for the deferred tax asset. Our assumption is that it is more likely than not that the deferred tax asset will be realized principally through future reversals of existing taxable temporary differences, through carryback to taxable income in prior years, and, to a lesser extent, future taxable income. Our conclusion that it is more likely than not that the deferred tax asset will be realized is based on federal taxable income of over $156 million in the carryback period, substantial state taxable income in the carryback period, as well as prospects for continued earnings.


                                               DAIN RAUSCHER CORPORATION
                                        QUARTERLY FINANCIAL INFORMATION
                              (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                 FIRST            SECOND             THIRD           FOURTH
                                                QUARTER           QUARTER           QUARTER          QUARTER
                                            -------------     ------------      ------------    -------------
1998

Net revenue............................     $     172,447     $    188,016      $    180,860     $    208,047
                                            =============     ============      ============     ============
Income (loss) before income taxes......     $     (3,163)     $     18,488      $      5,479     $    (8,320)
                                            =============     ============      ============     ============
Net Income (loss)......................     $     (2,024)     $     11,832      $      3,507     $    (5,325)
                                            =============     ============      ============     ============
Per-share data:
   Basic net earnings (loss)...........     $       (.16)     $        .96      $        .28     $      (.43)
                                            =============     ============      ============     ============
   Diluted net earnings (loss).........     $       (.16)     $        .90      $        .27     $      (.43)
                                            =============     ============      ============     ============
   Dividends ..........................     $         .22     $        .22      $        .22     $        .22
                                            =============     ============      ============     ============


1997

Net revenue............................     $     165,962     $    156,131      $    181,368     $    188,641
                                            =============     ============      ============     ============
Income before income taxes.............     $      24,389     $     17,499      $     10,991     $     23,876
                                            =============     ============      ============     ============
Net income.............................     $      15,755     $     11,137      $      7,056     $     15,327
                                            =============     ============      ============     ============
Per-share data:
   Basic net earnings..................     $        1.29     $        .91      $        .57     $       1.24
                                            =============     ============      ============     ============
   Diluted net earnings................     $        1.22     $        .86      $        .54     $       1.16
                                            =============     ============      ============     ============
   Dividends ..........................     $         .18     $        .18      $        .18     $        .18
                                            =============     ============      ============     ============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

         None.


                                        PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT:

         See Part I, Item 4 of this Annual Report for information with respect to our executive officers. Other information required in Item 10 will be contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION:

         The information required in Item 11 will be contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference, except that, pursuant to Item 402(a)(8) of Regulation S-K, the information to be contained in our definitive Proxy Statement in response to paragraphs (k) and (l) of Item 402 is not incorporated by reference herein.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

         The information required in Item 12 will be contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS:

         The information required in Item 13 will be contained in our definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year for which this Report is filed and is incorporated herein by reference.

                                 PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K:

(a)           Documents filed as part of this Report:


                                                                                                                       PAGE
                                                                                                                      ------
      1.      Financial statements:
              Reference is made to the table of contents to financial statements and financial statement
              schedule hereinafter contained........................................................................    45
      2.      Financial statement schedules:
              Reference is made to the table of contents to financial statements and financial statement
              schedule hereinafter contained for all other financial statement schedules............................    45


3. Exhibits:


  ITEM NO.                     ITEM                                                  METHOD OF FILING
  --------                     ----                                                  ----------------
    2.1     Agreement and Plan of Merger, dated February 8,        Filed as Exhibit 2.1 to the Company's Report on Form
            1998 among Dain Rauscher Corporation, Dain             8-K dated March 31, 1998.
            Rauscher Incorporated and Wessels, Arnold &
            Henderson Group, L.L.C. and Wessels, Arnold &
            Henderson, L.L.C..

    3.1     Restated Certificate of Incorporation of               Incorporated by reference to Exhibit 4.1 to the
            the Company.                                           Company's Quarterly Report on Form 10-Q/A dated March 31, 1998,
                                                                   File No. 333-26947.

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

    4.1     Rights Agreement dated April 30, 1997.                 Incorporated by reference to the Company's Registration
                                                                   Statement on Form 8 dated May 1, 1997.

    4.2     Credit Agreement dated June 27, 1997.                  Incorporated by reference to Exhibit 4.1 to the
                                                                   Company's Quarterly Report on Form 10-Q dated June 30, 1997.

    4.3     First Amendment to Credit Agreement dated              Incorporated by reference to Exhibit 10.8 to the Company's
            December 22, 1997.                                     Annual Report on Form 10-K dated  December 31, 1997.

    4.4     Amended and restated credit agreement dated            Filed herewith.
            March 20, 1998.

    10.1*   1986 Stock Option Plan, as amended on April 24,        Incorporated by reference to Exhibit 10(b) to the
            1987, May 9, 1990, March 3, 1993, and April 27,        Company's Current Report on Form 8-K dated July 15, 1993.
            1993.

    10.2    Form of Indemnity Agreement with Directors and         Incorporated by reference to Exhibit 10(c) to the
            Officers of the Company.                               Company's Annual Report on Form 10-K for the  year
                                                                   ended December 31, 1990.

    10.3*   Form of Non-Employee Director Retirement               Incorporated by reference to Exhibit 10(g) to the
            Compensation Agreement.                                Company's Annual Report on Form 10-K for the year
                                                                   ended December 31, 1992.

    10.4*   IFG Executive Deferred Compensation Plan dated         Incorporated by reference to Exhibit 10(a) to the
            March 31, 1993.                                        Company's Current Report on Form 8-K dated July 15, 1993.

    10.5    Trust Agreement for IFG Executive Deferred             Incorporated by reference to Exhibit 10.5 to the
            Compensation Plan dated February 11, 1994.             Company's Annual Report on Form 10-K dated December
                                                                   31, 1994.

    10.7*   1996 Stock Incentive Plan.                             Incorporated by reference to Exhibit 10 to the
                                                                   Company's Quarterly Report on Form 10-Q dated March 31, 1996.

    10.8*   Offer of Employment and Amended Offer of               Incorporated by reference to Exhibit 10.8 to the
            Employment Agreements between the Company and          Company's Annual Report on Form 10-K dated December 31,
            William A. Johnstone dated May 28, 1996, and           1997.
            October 9, 1997, respectively.

    10.10*  Employment Agreement between the Company and           Incorporated by reference to Exhibit 10 to the
            Kenneth J. Wessels dated March 31, 1998.               Company's Quarterly Report on Form 10-Q/A dated March
                                                                   31, 1998

    10.11*  Revised Employment Agreement between the               Filed herewith.
            Company and Kenneth J. Wessels dated March 4,
            1999.

    11      Computation of net earnings per share.                 Filed herewith.

    21      List of subsidiaries.                                  Filed herewith.

    23      Independent Auditors' consent.                         Filed herewith.

    24      Power of Attorney.                                     Filed herewith.

    27      Financial Data Schedule.                               Filed herewith.

    99      Cautionary Statements for Purposes of the "Safe        Filed herewith.
            Harbor" Provision of the Private Securities
            Litigation Reform Act of 1995



* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

(b) One report on Form 8-K was filed during the fourth quarter of 1998.

         (1)  Item Reported

           Exhibit 99 - Press release announcing registrant's settlement of litigation.

           Date of earliest event reported - December 3, 1998.

           Financial Statements Filed - None



REPORT FOR EMPLOYEE STOCK PURCHASE PLAN:

         The financial statements required by Form 11-K with respect to our Retirement Plan will be filed by amendment hereto within 180 days of such plan's fiscal year end as permitted by Rule 15d-21.

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED:

        SIGNATURE                                         TITLE


      Irving Weiser                          Chairman of the Board, President,
-----------------------                          Chief Executive Officer
      Irving Weiser                           (Principal Executive Officer)
                                                      and Director

      John C. Appel                      Vice Chairman, Chief Financial Officer
------------------------                      (Principal Financial Officer)
      John C. Appel                                   and Director

   Kenneth J. Wessels                        Senior Executive Vice President
------------------------                              and Director
   Kenneth J. Wessels

     David J. Parrin                      Senior Vice President and Controller
------------------------                     (Principal Accounting Officer)
     David J. Parrin

    J. Evans Attwell
------------------------                                Director
    J. Evans Attwell

     Susan S. Boren
------------------------                                Director
     Susan S. Boren

 F. Gregory Fitz-Gerald
------------------------                                Director
 F. Gregory Fitz-Gerald

    Walter F. Mondale
------------------------                                Director
    Walter F. Mondale

    C.A. Rundell, Jr.
------------------------                                Director
    C.A. Rundell, Jr.

     Robert L. Ryan
------------------------                                Director
     Robert L. Ryan

 Arthur R. Schulze, Jr.
------------------------                                Director
 Arthur R. Schulze, Jr.

                           DAIN RAUSCHER CORPORATION

              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                  AS OF DECEMBER 31, 1998 AND 1997 AND FOR EACH
                     OF THE YEARS IN THE THREE-YEAR PERIOD
                            ENDED DECEMBER 31, 1998

                              TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
Independent Auditors' Report.............................................. 22

Consolidated Financial Statements:

     Consolidated statement of operations................................. 23

     Consolidated balance sheet........................................... 24

     Consolidated statement of shareholders' equity....................... 25

     Consolidated statement of cash flows................................. 26

     Notes to consolidated financial statements........................... 27

Financial Statement Schedule:

     Schedule III - Condensed financial information of the registrant..... 46


         Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.

                 SCHEDULE III --CONDENSED FINANCIAL INFORMATION
                               OF THE REGISTRANT

                           DAIN RAUSCHER CORPORATION
                                (PARENT COMPANY)

                            STATEMENT OF OPERATIONS
                                (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
                                                                1998              1997             1996
                                                              ----------        ----------       ----------
Revenue:
   Management fees........................................    $       -         $ 18,941         $   9,373
   Gain on sale of investment securities..................        8,787                -                 -
   Facilities rental......................................            -              964             1,058
   Interest...............................................            -            2,043             1,743
                                                              ---------         --------         ---------

                                                                  8,787           21,948            12,174
                                                              ---------         --------         ---------
Expenses:
   Compensation and benefits..............................            -           12,475             8,010
   Interest...............................................            -            2,218             2,011
   Other operating expenses...............................          260           12,823             8,619
   Litigation settlement..................................       23,787                -                 -
   Restructuring charge...................................            -           15,000                 -
                                                              ---------         --------         ---------

                                                                 24,047           42,516            18,640
                                                              ---------         --------         ---------
Loss before income taxes and equity in
   subsidiaries' earnings.................................      (15,260)         (20,568)           (6,466)
Income tax benefit........................................        5,494            7,851             2,520
                                                              ---------         --------         ---------
Loss before equity in subsidiaries' earnings..............       (9,766)         (12,717)           (3,946)

Equity in subsidiaries' earnings..........................       17,756           61,992            60,757
                                                              ---------         --------         ---------

Net income................................................    $   7,990         $ 49,275         $  56,811
                                                              =========         ========         =========


See notes to condensed financial information.

                 SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                        OF THE REGISTRANT -- (CONTINUED)

                            DAIN RAUSCHER CORPORATION
                                (PARENT COMPANY)

                                  BALANCE SHEET
                                 (IN THOUSANDS)

                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                     1998             1997
                                                                                 ------------     ------------
Assets:
  Cash......................................................................     $     1,039       $      974
  Advances to subsidiaries..................................................          17,893           70,119
  Equipment and leasehold improvements, at cost, less
    accumulated depreciation of $27,279 and $13,489, respectively...........          22,445           18,360
  Investment in subsidiaries, at cost, on an equity basis...................         325,298          312,436
  Other assets..............................................................          24,635            7,870
                                                                                 -----------       ----------
                                                                                 $   391,310       $  409,759
                                                                                 ===========       ==========

Liabilities and Shareholders' Equity:

  Short-term borrowings.....................................................     $         -       $   50,000
  Accounts payable and accrued expenses.....................................          29,032           34,027
  Capital lease obligations and other debt..................................          32,505            6,641
                                                                                 -----------       ----------
                                                                                      61,537           90,668
                                                                                 -----------       ----------
Shareholders' equity:
  Common stock..............................................................           1,580            1,546
  Additional paid-in capital................................................         112,142           89,321
  Retained earnings.........................................................         230,421          233,419
  Treasury stock............................................................         (14,370)          (5,195)
                                                                                 -----------       ----------
                                                                                     329,773          319,091
                                                                                 -----------       ----------
                                                                                 $   391,310       $  409,759
                                                                                 ===========       ==========


See notes to condensed financial information.

                SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                       OF THE REGISTRANT -- (CONTINUED)

                           DAIN RAUSCHER CORPORATION
                               (PARENT COMPANY)

                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)

                                                                         YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------
                                                                 1998              1997             1996
                                                              ---------        ---------         ---------
Cash flows from operating activities:
Net earnings..............................................    $   7,990         $ 49,275         $  56,811
Non-cash items included in earnings:
   Equity in net earnings of subsidiaries.................      (17,756)         (61,992)          (60,788)
   Depreciation, amortization and other...................            -            7,899             4,014
                                                              ---------        ---------         ---------

                                                                 (9,766)          (4,818)               37

Change in operating assets and liabilities................       14,761            9,917             7,054
                                                              ---------        ---------         ---------

Cash provided by operating activities.....................        4,995            5,099             7,091
                                                              ---------        ---------         ---------

Cash flows from financing activities:
   Proceeds from:
      Revolving credit agreement..........................            -           50,000                 -
      Issuance of common stock............................        3,275            1,779             1,580
      Advances from subsidiaries, net.....................       52,226                -                 -
Payments for:
      Advances to subsidiaries, net.......................            -          (41,030)           (2,803)
      Dividends on common stock...........................      (10,988)          (8,904)           (6,792)
      Capital leases and other  debt......................       (6,639)          (1,288)           (2,454)
      Purchases of common stock...........................            -           (5,195)           (1,341)
      Revolving credit agreement..........................      (50,000)               -                 -
                                                              ---------        ---------         ---------


Cash provided (used) by financing activities..............      (12,126)          (4,638)          (11,810)
                                                              ---------        ---------         ---------

Cash flows from investing activities:
      Gain from sale of investment........................        8,787                -                 -
      Dividends from subsidiaries.........................        4,894           10,648            13,170
      Investment in Lending...............................            -             (500)                -
      Purchases of investments from subsidiary............       (2,400)               -                 -
      Purchases of fixed assets...........................       (4,085)         (10,705)           (8,299)
                                                              ---------        ---------         ---------

Cash provided (used) by investing activities..............        7,196             (557)           (4,871)
                                                              ---------        ---------         ---------

Increase (decrease) in cash...............................           65              (96)              152

Cash at beginning of year.................................          974            1,070               918
                                                              ---------        ---------         ---------

Cash at end of year.......................................    $   1,039        $     974         $   1,070
                                                              =========        =========         =========


See notes to condensed financial information.

                SCHEDULE III -- CONDENSED FINANCIAL INFORMATION
                       OF THE REGISTRANT -- (CONTINUED)

                          DAIN RAUSCHER CORPORATION
                              (PARENT COMPANY)

                   NOTES TO CONDENSED FINANCIAL INFORMATION


A. The condensed financial statements of Dain Rauscher Corporation (Parent Company) should be read in conjunction with the consolidated financial statements of Dain Rauscher Corporation, and the notes thereto beginning in Item 8.

      Prior to 1998, the Parent Company received management fees from its subsidiaries in return for human resources, finance, purchasing, communications and other services performed for the benefit of the subsidiaries. Other holding company and corporate expenses were absorbed by the Parent Company prior to 1998. With the merger of the Parent Company's three broker-dealer subsidiaries into a single entity during the 1998 first quarter, Parent Company employees and operating expenses were transferred to its subsidiaries, principally DRI. In 1998 the Parent Company's Statement of Operations includes only non-recurring or infrequent items.

      Certain prior-year amounts in the Parent Company's financial statements have been reclassified to conform to the 1998 presentation. The reclassifications include restating prior-year amounts related to the Parent Company's capitalization of its former operations subsidiary via advances from Dain Bosworth and Rauscher Pierce Refsnes.

B. Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note L to Consolidated financial statements for information regarding net capital requirements of the broker-dealer subsidiary which could result in restriction on the ability of the subsidiary to transfer funds to the parent in the form of loans, advances or cash dividends.

C.    COMMITMENTS:

      The Parent Company has guaranteed the repayment of any advances to Dain Rauscher Lending Services Inc. from a $50 million uncommitted credit facility available to finance certain loans made to customers collateralized by securities. As of December 31, 1998, $8.4 million was outstanding under this facility at a 6.1% interest rate. See Note F to consolidated financial statements for further discussion of this credit facility.

        LEASES: We lease office space, furniture and communications and data processing equipment under several noncancelable operating leases. Most office space lease agreements include rate increases and include the payment of real estate taxes, insurance and other expenses of occupancy. All lease payments are being made by DRI. DRC is the guarantor of the lease for our headquarters location, however we anticipate that DRI will continue to make the payments for this lease and this expense will not be reflected on DRC's statement of operations.