Form 10-Q
period 1999-03-31
DAIN RAUSCHER CORP
filed 1999-05-17
CIK 50916

--------------------------------------------------------------------------------


                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                  ---------------

                                     FORM 10-Q


               /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE QUARTER ENDED MARCH 31, 1999

                                         OR

              / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMISSION FILE NUMBER 1-8186

                             DAIN RAUSCHER CORPORATION

               (Exact name of registrant as specified in its charter)

                    DELAWARE                                41-1228350
(State or other jurisdiction of incorporation     (IRS Employer Identification
               of organization)                               Number)

     DAIN RAUSCHER PLAZA, 60 SOUTH SIXTH STREET
              MINNEAPOLIS, MINNESOTA                        55402-4422

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

    As of April 30, 1999, the Company had 12,373,993 shares of common stock outstanding.

--------------------------------------------------------------------------------

                             DAIN RAUSCHER CORPORATION
              REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                       INDEX

                                                                                  PAGE
                                                                                  ----
I.   FINANCIAL INFORMATION:

     ITEM 1.   Financial Statements

               Consolidated Balance Sheet. . . . . . . . . . . . . . . . . . . . .  1

               Consolidated Statement of Operations. . . . . . . . . . . . . . . .  2

               Consolidated Statement of Cash Flows. . . . . . . . . . . . . . . .  3

               Notes to Consolidated Financial Statements. . . . . . . . . . . . .  4

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . . . . .  5

II.  OTHER INFORMATION:

     ITEM 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 11

               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

               Index of Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . 13

               Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14


                            PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             DAIN RAUSCHER CORPORATION
                             CONSOLIDATED BALANCE SHEET
                               (DOLLARS IN THOUSANDS)



                                                                                 MARCH 31,   DECEMBER 31,
                                                                                   1999          1998
                                                                              ------------   ------------
                                                                                (UNAUDITED)
Assets:
   Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .   $     50,254   $     47,273
   Receivable from customers. . . . . . . . . . . . . . . . . . . . . . . .      1,272,089      1,172,398
   Receivable from brokers and dealers. . . . . . . . . . . . . . . . . . .        289,620        288,207
   Securities purchased under agreements to resell. . . . . . . . . . . . .        255,569        237,662
   Trading securities owned, at market. . . . . . . . . . . . . . . . . . .        422,597        379,901
   Equipment and leasehold improvements, at cost, net of depreciation . . .         46,083         48,271
   Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .         99,396         83,957
   Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .         53,302         48,219
   Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        118,483        121,580
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,008         39,019
                                                                              ------------   ------------

                                                                              $  2,644,401   $  2,466,487
                                                                              ------------   ------------
                                                                              ------------   ------------

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings. . . . . . . . . . . . . . . . . . . . . . . . . .   $    293,803   $    127,415
   Customer drafts payable. . . . . . . . . . . . . . . . . . . . . . . . .         93,634        109,396
   Payable to customers . . . . . . . . . . . . . . . . . . . . . . . . . .        524,239        585,848
   Payable to brokers and dealers . . . . . . . . . . . . . . . . . . . . .        713,538        690,459
   Securities sold under repurchase agreements. . . . . . . . . . . . . . .         85,684         38,354
   Trading securities sold, but not yet purchased, at market. . . . . . . .        257,920        240,825
   Accrued compensation . . . . . . . . . . . . . . . . . . . . . . . . . .         87,238        139,703
   Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . .        130,895         92,209
   Subordinated and other debt. . . . . . . . . . . . . . . . . . . . . . .        111,018        112,505
                                                                              ------------   ------------

                                                                                 2,297,969      2,136,714
                                                                              ------------   ------------

Shareholders' equity:
   Common stock . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,586          1,580
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . .        117,461        112,142
   Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .        250,232        230,421
   Treasury stock, at cost. . . . . . . . . . . . . . . . . . . . . . . . .        (22,847)       (14,370)
                                                                              ------------   ------------

                                                                                   346,432        329,773
                                                                              ------------   ------------

                                                                              $  2,644,401   $  2,466,487
                                                                              ------------   ------------
                                                                              ------------   ------------


                   See notes to consolidated financial statements.

                             DAIN RAUSCHER CORPORATION
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                         1999         1998
                                                       --------     --------
Revenue:

  Commissions . . . . . . . . . . . . . . . . . .     $ 83,266     $ 72,924
  Principal transactions. . . . . . . . . . . . .       42,488       36,795
  Investment banking and underwriting . . . . . .       33,435       22,229
  Interest. . . . . . . . . . . . . . . . . . . .       30,860       31,797
  Asset management. . . . . . . . . . . . . . . .       16,952       13,330
  Correspondent clearing. . . . . . . . . . . . .        5,878        4,467
  Other . . . . . . . . . . . . . . . . . . . . .        7,778        6,472
  Gain on sale of investment. . . . . . . . . . .       15,378            -
                                                      --------     --------

  Total revenue . . . . . . . . . . . . . . . . .      236,035      188,014

Interest expense. . . . . . . . . . . . . . . . .      (16,053)     (15,567)
                                                      --------     --------

Net revenue . . . . . . . . . . . . . . . . . . .      219,982      172,447
                                                      --------     --------


Operating Expenses:

  Compensation and benefits . . . . . . . . . . .      130,908      110,960
  Communications. . . . . . . . . . . . . . . . .       12,146       12,187
  Occupancy and equipment rental. . . . . . . . .       13,225       11,519
  Travel and promotional. . . . . . . . . . . . .        9,053        7,213
  Floor brokerage and clearing fees . . . . . . .        3,450        2,827
  Other . . . . . . . . . . . . . . . . . . . . .       15,055       10,904
  Merger and restructuring charges. . . . . . . .            -       20,000
                                                      --------     --------

  Total operating expenses. . . . . . . . . . . .      183,837      175,610
                                                      --------     --------

Income (loss) before taxes. . . . . . . . . . . .       36,145       (3,163)
Income taxes. . . . . . . . . . . . . . . . . . .      (13,555)       1,139
                                                      --------     --------

Net income (loss) . . . . . . . . . . . . . . . .     $ 22,590     $ (2,024)
                                                      --------     --------
                                                      --------     --------

Earning (loss) per share:
  Basic . . . . . . . . . . . . . . . . . . . . .     $   1.81     $   (.16)
                                                      --------     --------
                                                      --------     --------
  Diluted . . . . . . . . . . . . . . . . . . . .     $   1.70     $   (.16)
                                                      --------     --------
                                                      --------     --------

Dividends per share . . . . . . . . . . . . . . .     $    .22     $    .22
                                                      --------     --------
                                                      --------     --------


                  See notes to consolidated financial statements.

                             DAIN RAUSCHER CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED, IN THOUSANDS)

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                   1999         1998
                                                                 --------     --------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . . . . . .    $  22,590    $  (2,024)
  Adjustments to reconcile income to cash provided
   (used) by operating activities:
     Depreciation and amortization. . . . . . . . . . . . .        5,735        3,453
     Deferred income taxes. . . . . . . . . . . . . . . . .       (5,083)         (54)
     Other non-cash items . . . . . . . . . . . . . . . . .        3,295        2,106
     Net payable to brokers and dealers . . . . . . . . . .       21,666      (58,247)
     Securities purchased under agreements to resell. . . .      (17,907)    (192,044)
     Net trading securities owned and trading
      securities sold, but not yet purchased. . . . . . . .      (25,601)     328,404
     Short-term borrowings and drafts payable
      of securities companies . . . . . . . . . . . . . . .      150,626       28,090
     Net receivable from customers. . . . . . . . . . . . .     (161,300)      41,055
     Other receivables. . . . . . . . . . . . . . . . . . .      (15,439)       4,514
     Securities sold under repurchase agreements. . . . . .       47,330      (12,150)
     Accrued compensation . . . . . . . . . . . . . . . . .      (52,464)     (56,908)
     Accounts payable and other accrued liabilities . . . .       35,793       17,143
     Other. . . . . . . . . . . . . . . . . . . . . . . . .       (7,843)      (9,004)
                                                               ---------    ---------
Cash provided by operating activities . . . . . . . . . . .        1,398       94,334
                                                               ---------    ---------

Cash flows from financing activities:
  Proceeds from:
     Issuance of common stock . . . . . . . . . . . . . . .          664        1,215
     Subordinated and other debt. . . . . . . . . . . . . .            -       80,000
  Payments for:
     Revolving credit agreement, net. . . . . . . . . . . .            -      (50,000)
     Purchase of common stock . . . . . . . . . . . . . . .       (9,567)           -
     Subordinated and other debt. . . . . . . . . . . . . .            -       (9,000)
     Dividends on common stock. . . . . . . . . . . . . . .       (2,764)      (2,713)
                                                               ---------    ---------
Cash provided (used) by financing activities. . . . . . . .      (11,667)      19,502
                                                               ---------    ---------

Cash flows from investing activities:
  Proceeds from gain on sale of investment securities . . .       15,378        1,532
  Payments for:
     Equipment, leasehold improvements and other. . . . . .       (2,128)      (3,874)
     Acquisition, net of cash acquired. . . . . . . . . . .            -      (95,588)
                                                               ---------    ---------
Cash provided (used) by financing activities. . . . . . . .       13,250      (97,930)
                                                               ---------    ---------

Increase in cash and cash equivalents . . . . . . . . . . .        2,981       15,906
  Cash and cash equivalents:
     At beginning of period . . . . . . . . . . . . . . . .       47,273       35,909
                                                               ---------    ---------
     At end of period . . . . . . . . . . . . . . . . . . .    $  50,254    $  51,815
                                                               ---------    ---------
                                                               ---------    ---------

Income tax payments totaled $5,671,000 and $2,651,000 and interest payments totaled $14,544,000 and $11,489,000 during the three months ended March 31, 1999 and 1998, respectively.

During the three months ended March 31, 1998, the Company had non-cash financing activity of $21,657,000 representing subordinated debentures issued as a portion of the consideration paid for an acquisition. Also for the three months ended March 31, 1999 and 1998, respectively, the Company had non-cash financing activity of $4,580,000 and $4,149,000 associated with the crediting of common stock to deferred compensation plan participants.

                  See notes to consolidated financial statements.

                             DAIN RAUSCHER CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

A.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the three-months ended March 31, 1999, are not necessarily indicative of future results.

     We have reclassified certain prior year amounts in the financial statements to conform with our 1999 presentation.

B.   ACQUISITION

     On March 31, 1998, our broker-dealer subsidiary, Dain Rauscher Incorporated ("DRI"), acquired Wessels, Arnold, & Henderson, LLC ("WAH"), a privately held investment banking and institutional equity sales and trading firm based in Minneapolis. The transaction was accounted for as a purchase and, accordingly, the revenues and operating results of WAH are only included in the consolidated statement of operations since April 1, 1998.

     We paid $120 million of cash and issued five-year, zero coupon, subordinated debentures with a March 31, 1999 discounted value of $20.8 million ($27 million face amount) to acquire WAH. Goodwill of approximately $120 million is recorded and is amortized over an estimated life of 25 years. The amortization of goodwill is deductible for tax purposes.

C.   MERGER AND RESTRUCTURING CHARGES

     As part of our acquisition of WAH, we recorded a charge of $20 million ($12.8 million after tax) in the first quarter of 1998. This charge included $16 million for severance in the elimination of approximately 150 jobs at DRI, $2.5 million for facilities consolidation, and the remaining $1.5 million for other integration costs. By March 31, 1999, all amounts related to the WAH acquisition had been charged against this reserve, which was adequate to cover all expenses.

D.   SHORT-TERM BORROWINGS

     On March 15, 1999, we extended and amended our $50 million committed, revolving credit agreement originally dated March 20, 1998. This agreement expires March 17, 2000 and contains two further one-year renewal options. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at March 31, 1999. Under the terms of this credit agreement, we must comply with provisions regarding net worth, regulatory net capital and limitations on indebtedness, among others.

F.   SUBORDINATED AND OTHER DEBT


     On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks in connection with the acquisition of WAH. Proceeds from this loan qualify as regulatory capital. Term loans under this agreement are unsecured, and consist of advances bearing interest generally at either the current LIBOR plus 160 basis points, or the lead bank's published Reference Rate, at our discretion. Under the agreement DRI will make quarterly payments of $5.0 million beginning April 1, 1999, with the final payment due on December 31, 2002. DRI must also comply with provisions in the agreement regarding net worth and regulatory net capital.

F.   SEGMENT INFORMATION

     See Item 2 "Management's Discussion and Analysis" for a discussion of our results by business line.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This discussion should be read in conjunction with Item 7 (Management's Discussion and Analysis) of our Annual Report on Form 10-K for the year ended December 31, 1998.

SUMMARY

     Following is a consolidated summary of our operating income and results of operations for the three months ended March 31, 1999 and 1998:

                                                       THREE MONTHS ENDED MARCH 31.
                                                       ----------------------------
                                                          1999           1998
                                                        ---------      ---------
Revenue. . . . . . . . . . . . . . . . . . . . .        $ 220,657      $ 188,014
Interest expense . . . . . . . . . . . . . . . .          (16,053)       (15,567)
                                                        ---------      ---------
Net revenue. . . . . . . . . . . . . . . . . . .          204,604        172,447
Expenses . . . . . . . . . . . . . . . . . . . .          183,837        155,610
                                                        ---------      ---------
Operating income before taxes. . . . . . . . . .           20,767         16,837
Income tax expense from operations . . . . . . .           (7,788)        (6,061)
                                                        ---------      ---------
Net operating income . . . . . . . . . . . . . .           12,979         10,776
Net nonrecurring items (after tax) . . . . . . .            9,611        (12,800)
                                                        ---------      ---------
Net income (loss). . . . . . . . . . . . . . . .        $  22,590      $  (2,024)
                                                        ---------      ---------
                                                        ---------      ---------

Earnings (loss) per share:

From net operating income:
   Basic . . . . . . . . . . . . . . . . . . . .        $    1.04      $     .87
   Diluted . . . . . . . . . . . . . . . . . . .        $     .98      $     .82

Net
   Basic . . . . . . . . . . . . . . . . . . . .        $    1.81      $   (0.16)
   Diluted . . . . . . . . . . . . . . . . . . .        $    1.70      $   (0.16)


     Consolidated 1999 first quarter earnings include a $15.4 million pre-tax gain on the sale of an equity investment, which increased net earnings per diluted share by $0.72. Consolidated 1998 first quarter results include a $20 million merger-related charge we recorded in conjunction with the acquisition of WAH. This charge covered severance, facilities consolidation and other expenses related to the merger. As a result of the charge, we incurred a net loss of $2.0 million, or $.16 cents per diluted share, for the quarter ended March 31, 1998.

RESULTS OF OPERATIONS BY TRANSACTION TYPE

     Commission revenue increased $10.3 million or 14% during the 1999 first quarter over the 1998 first quarter primarily on strong sales of listed securities. The continuing positive performance of the U.S. economy coupled with the rise of the securities markets (particularly as measured by NASDAQ and NYSE indices) pushed securities prices and trading volumes higher during the 1999 quarter, which in turn contributed to an increase in our commission revenue. Sales of insurance and annuity products also increased in the 1999 first quarter from the prior year.

     Revenue from principal transactions increased $5.7 million or 16% primarily due to higher sales and trading of over-the-counter securities, as well as higher revenue from trading of mortgage-backed securities and municipal bonds.

     Investment banking and underwriting revenue rose significantly in 1999 from the same period a year ago due to equity capital markets activity primarily in the technology sector. The 50% ($11.2 million) increase was driven by strong fees from initial or secondary offerings primarily in the technology sector.

     Correspondent clearing revenue rose 32% ($1.4 million) as customer transactions increased over first quarter 1998 volumes. These higher transaction volumes were in line with market conditions and strong investor activity levels.

     Net interest income decreased $1.4 million or 9% during the 1999 first quarter. Average margin loan balances increased by 5%, however, interest expense also increased due to the cost of the $80 million in subordinated debt. Margin loan increases can be attributed to favorable market conditions coupled with comparatively low interest rates. Average margin spreads (the difference between the rate our customers pay us on margin loans and our average borrowing cost) were slightly higher in first quarter 1999 than they had been during first quarter 1998.

     Asset management revenue increased $3.6 million or 27% in the 1999 first quarter over the prior year. Assets under management at Insight Investment Management Inc. ("Insight"), our money management subsidiary, increased 18% from 1998.

     Other revenue increased $1.3 million or 20% over the 1998 first quarter primarily due to increases in various retail customer product service fees. The 1999 non-recurring gain resulted from our sale of an equity investment.

     During the 1999 first quarter, compensation and benefits increased $19.9 million or 18% from the prior year. First quarter 1998 expenses, including compensation and benefits, do not include the effects of the WAH merger, and are not directly comparable with first quarter 1999 expense. Compensation as a percent of revenue, however, declined slightly to 64.0% in 1999 from 64.4% in 1998 as guarantees and other transitional compensation arrangements expired at the end of 1998.

     Operating expenses increased in 1999 by $8.3 million or 19% over the 1998 first quarter. The impact of the WAH merger on 1999 expenses included amortization expense on goodwill from the WAH acquisition, and increased due to travel and promotional costs incurred in generating new business. Occupancy costs also increased along with the number of retail offices operating in the 1999 first quarter versus the same period a year ago. Finally, errors and settlement expenses rose on increased transaction volumes.

RESULTS OF OPERATIONS BY BUSINESS LINE

     Our business includes three major segments: Private Client Group, which includes securities sales to individual investors, correspondent clearing, and asset management for individual investors; Equity Capital Markets, which includes investment banking and underwriting and equity sales and trading; and Fixed Income Capital Markets, which includes fixed income securities trading, sales, underwriting, and advisory services. All corporate expenses, and miscellaneous revenues and expenses, which are not allocated to individual business lines, are included in Corporate.

                                                 THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
(DOLLARS IN THOUSANDS)                                1999          1998
                                                   ---------     ---------
Net Revenue:
  Private Client Group . . . . . . . . . . .       $ 142,919     $ 129,303
  Equity Capital Markets . . . . . . . . . .          33,415        16,591
  Fixed Income Capital Markets . . . . . . .          25,781        21,992
  Corporate:
    Staff and other. . . . . . . . . . . . .           2,489         4,561
    Nonrecurring gain. . . . . . . . . . . .          15,378             -
                                                   ---------     ---------
       TOTAL . . . . . . . . . . . . . . . .       $ 219,982     $ 172,447
                                                   ---------     ---------
                                                   ---------     ---------

                                             THREE MONTHS ENDED March 31,
                                             ----------------------------
(DOLLARS IN THOUSANDS)                           1999           1999
                                               --------       --------
Pretax income (loss):
  Private Client Group . . . . . . . .         $ 15,209       $ 14,581
  Equity Capital Markets . . . . . . .            1,167         (1,937)
  Fixed Income Capital Markets . . . .            2,864          2,142
  Corporate:
    Staff and other. . . . . . . . . .            1,527          2,051
    Nonrecurring gain (expense). . . .           15,378        (20,000)
                                               --------       --------
       TOTAL . . . . . . . . . . . . .         $ 36,145       $ (3,163)
                                               --------       --------
                                               --------       --------

Pretax margin on net revenue:
  Private Client Group . . . . . . . .             10.6%          11.3%
  Equity Capital Markets . . . . . . .              3.5          (11.7)
  Fixed Income Capital Markets . . . .             11.1            9.7
  Corporate. . . . . . . . . . . . . .             61.4           45.0
                                               --------       --------
       TOTAL . . . . . . . . . . . . .            16.4%           (1.8)%

     PRIVATE CLIENT GROUP: Private Client Group ("PCG") generates revenue primarily from commissions earned by investment executives on individual (retail) investor activity. Additional sources of revenue include asset management fees paid to the group by Insight from the Great Hall money market funds, and fees paid by customers for us to manage or arrange the management of their portfolios. PCG also earns interest from customers who have borrowed funds to settle trades (margin accounts). Revenue generated from correspondent (or trade) clearing is also included in PCG. Correspondent clearing fees are paid to us by outside (introducing) brokers to act as their representative with financial exchanges, and to clear and settle their clients' transactions.

     PCG's increased commission revenue in 1999 resulted from higher sales of listed securities and annuity and other insurance products. Commission revenue increased in line with both trade volumes and securities prices on the NASDAQ, NYSE and other exchanges. Increases in investment executive productivity also augmented commission revenue. Correspondent clearing revenue increased slightly over the prior year as customer transaction volumes rose. Asset management fees were also higher in 1999, increasing as a result of higher levels of assets under administration in both Great Hall Funds and in other fee-based managed account programs.

     Private Client Group pretax income increased 4% for the year, although margins declined somewhat with increases in certain operating expenses. The compensation and benefits ratio decreased slightly as a percent of net revenue to 56.3% in first quarter 1999 compared with 56.6% in 1998. Occupancy expenses were higher as there were six more offices operating in 1999 versus the same period a year ago. Recruiting expenses, including relocation and other new hire expenses, also increased in the 1999 first quarter with a 2% increase in the number of investment executives from the prior year.

     EQUITY CAPITAL MARKETS: Equity Capital Markets ("ECM") revenue comes from several sources: underwriting fees from purchasing registered securities and selling them to customers or institutions through our institutional sales force or our Private Client Group; advisory fees, which may including valuations, private placements, initial public offerings ("IPOs"); and merger and acquisition ("M&A") fees. ECM revenue also includes fees from our syndicate activities, which involve participating with other securities firms in underwriting securities offerings, IPO's, and other registered securities. All of these various fees are included as part of investment banking and underwriting fees on our consolidated statement of operations. ECM also makes-a-market (trades) and provides research coverage in certain over-the-counter and listed securities. These activities allow ECM to develop expertise in selected market sectors both to increase investment banking opportunities and to provide services to our institutional and retail customers. ECM trading gains and losses are included in principal transactions on our consolidated statement of operations. Commissions earned from transactions on registered securities sold through our Private Client Group are included in PCG's business line revenue.

     1999 first quarter ECM revenue increased significantly over the prior year. Investment banking revenue more then doubled, led by strong underwriting activity in the technology sector. ECM co-managed or led 16 IPO's or secondary offerings, with a total value of $1.6 billion, during the first three months of 1999. Institutional equity sales were also up almost 80%, mostly due to strong market conditions. Syndicate business was also stronger in the 1999 quarter than it had been in the prior year.

     ECM pretax income and margin improved significantly as compensation and benefits declined to 67.1% of revenue in 1999 versus 74.1% in 1998. The pre-tax margin was affected by increases in operating expenses during 1999, particularly promotional and travel which rose as part of the increase in investment banking activity. Additionally, occupancy and other related expenses (including information systems), were higher as 1998 expenses do not include the effects of the WAH acquisition.

     FIXED INCOME: Fixed Income Capital Market's ("FICM") revenue comes from municipal fixed income underwriting fees, as well as taxable and tax-exempt fixed income securities sales and trading. FICM underwriting fees come from purchasing the tax-exempt fixed income securities of municipalities, counties, cities, school districts and other community development organizations. These securities are then resold, primarily to our retail and institutional customers. FICM also generates revenue from acting as a financial advisor to state and local governments and other community development organizations reviewing financing options or preparing for bond issues. These fees are all included in investment banking and underwriting fees on our consolidated statement of operations. FICM also makes-a-market in certain fixed income securities, primarily to offer these securities to our retail and institutional customers. This trading income is included as part of principal transaction revenue on our consolidated statement of operations. FICM earns interest from the fixed income securities purchased or held in inventory, as well as from entering into reverse repurchase transactions. FICM also pays interest on the short-term bank borrowings and repurchase agreements used to finance trading inventories as well as securities sold short to hedge inventory positions.

     FICM's 17% net revenue increase from 1998 was led by increases in taxable fixed income securities sales and trading revenue. Taxable fixed income securities continued to be favored by institutional investors, and we increased our sales force from first quarter 1998. Mortgage-backed securities trading revenue was the primary driver of increases from 1998 first quarter levels. Municipal securities sales and trading revenue was also up, although municipal securities advisory and underwriting revenue declined from a year ago as FICM was involved in fewer transactions during the first quarter of 1999. Retail sales of fixed income securities other than municipal equities declined somewhat from the prior year, as many individual investors favored stocks over bonds given favorable equity market conditions.

     Operating expenses rose modestly as we increased our sales force, number of fixed income offices, and made other investments in building our infrastructure. Compensation expense rose along with revenues, and compensation as a percent of revenue increased to 60.3% in 1999 versus 59.4% in the prior year. Despite these modest expense increases, FIMC's pre-tax margins increased 14% in 1999 over 1998 first quarter margins.

     NONRECURRING ITEMS: The 1999 nonrecurring gain represents profit on the sale of an equity investment. In the first quarter of 1998 we expensed $20 million, pre-tax, in merger costs related to the WAH acquisition.

     CORPORATE: Corporate revenue consists primarily of asset management fees generated by Insight, and net interest that is not allocated to a specific business line. Insight manages the Great Hall money market funds and certain institutional fixed income managed accounts. Great Hall asset management fees increased in 1999 as assets under management at Insight rose in the first three months of the year.

     Corporate expense includes goodwill amortization, professional fees, and any other non-allocated expenses. Amortization of WAH goodwill represents a significant portion of the increase in 1999 corporate expense

LIQUIDITY AND CAPITAL RESOURCES

     On March 15, 1999, we renewed our $50 million committed, revolving credit agreement originally dated March 20, 1998. This agreement expires March 17, 2000 and contains two further one-year renewal options. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at March 31, 1999. Under the terms of this credit agreement, we must comply with provisions regarding net worth, regulatory net capital and indebtedness, among others.

     As described in Note L of the Consolidated Financial Statements of our 1998 Annual Report on Form 10-K, DRI must comply with certain regulations of the SEC and New York Stock Exchange, Inc. measuring capitalization and liquidity. DRI continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At March 31, 1999, net capital was $114.8 million, 9.5 percent of aggregate debit balances and $54.5 million in excess of the 5-percent requirement.

     During the 1999 first quarter, we declared and paid a regular quarterly dividend on our common stock of $.22 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

     On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks in connection with the acquisition of WAH. Proceeds from the loan qualify as regulatory capital. Term loans under this agreement are unsecured, and consist of advances bearing interest generally at either the current LIBOR plus 160 basis points, or the lead bank's published Reference Rate, at our discretion. DRI began making principal payments required under the agreement of $5.0 million per quarter on April 1, 1999. The final payment is due on December 31, 2002. DRI must also comply with provisions in the agreement regarding net worth and regulatory net capital.

     On March 31, 1998, we issued $30 million (face amount) in 5-year zero coupon subordinated debentures related to the acquisition of WAH. The debentures have a discounted present value of $20.8 million.

MARKET RISK

     The types of transactions in which we participate and the types of inventory we hold remain essentially unchanged since year-end 1998. See the Market Risk discussion of Item 7 (Management's Discussion and Analysis) of our Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of this issue.

YEAR 2000 ISSUE AND TECHNOLOGY

     The technological problems which may occur upon reaching the Year 2000 have been widely discussed. Since the early 1990s, we have taken steps to assess and implement upgrade plans, and test our hardware and software systems for Year 2000 compliance. In 1993, we consolidated the back-office operations of our subsidiary broker-dealers (Dain Bosworth and Rauscher Pierce Refsnes). With that consolidation, we upgraded or replaced the bulk of our mission-critical mainframe data processing systems. While we performed these upgrade and replacement projects primarily for competitive reasons, these systems were also made Year 2000-compliant at that time.

     Our Year 2000 Task Force is headed by our Chief Financial Officer and our Chief Information Officer. The Task Force analyzes our internal information technology ("IT") and non-IT systems, including critical connections to and outsourced systems supplied by vendors, for Year 2000 readiness. The Task Force also identifies and prioritizes our critical third-party relationships, including those with securities exchanges, vendors, clients, and transaction counterparties; and communicates with them about their plans and progress in addressing the Year 2000 problem. We have consulted with the Securities Industry Association ("SIA"), our outside auditors and other industry participants to formulate our Year 2000 program. We have completed a comprehensive Year 2000 project plan (the "Year 2000 Plan"), which covers our mission-critical IT and non-IT systems and third-party interfaces. The Year 2000 Plan includes steps for inventory, assessment, remediation and testing, along with a detailed schedule for completing each of the segments.

     For systems that are not currently Year 2000-compliant, we have prepared and are executing modification or upgrade plans. Our mission-critical internal mainframe systems (not including external interfaces) have been assessed, modified, tested, implemented and run in daily production. We have upgraded and tested our external interfaces as each service provider informed us that the external interface was ready for testing. Of the approximately 300 mission-critical mainframe interfaces (with 80 third-parties) we have identified, we have determined that approximately 90% of these interfaces were either Year 2000-compliant or not affected by Year 2000 sensitivity. The remaining interfaces were evaluated during industry-wide testing in March and April of this year. We are currently remediating any issues identified during this testing. As required by the Year 2000 Plan we collecting and assessing Year 2000 compliance status information directly from of our mission-critical vendors. As we receive this information, we are taking appropriate action during 1999 to make our vendor relationships Year 2000 compliant. We expect that testing, installation and certification of all of our mission-critical external interfaces will be completed by June 30 1999.

     We recently completed full-cycle industry testing with other SIA-member firms, exchanges, clearing organizations and service utilities. Identifying whether significant Year 2000 problems exist in placing, settling and clearing orders and trades was a key objective of this March and April 1999 testing coordinated by the SIA. In announcing the results of the industry-wide testing, the SIA stated that "virtually all of the simulated trades entered over the six test weekends were processed free of Y2K bugs." Our internal evaluation of our own performance during the testing was consistent with these results and showed that we experienced no Y2K-related errors. Testing of other (non-trading) mainframe systems will be completed by July 31, 1999. While there can be no assurance, we believe that our internal systems will not experience significant disruption in connection with the Year 2000.

     The assessment of our server systems, local and wide area network systems, voice systems and facilities is substantially completed. Remediation, often involving replacement of software with compliant versions, is nearing completion for our network and voice systems. Testing of these systems, as well as remediation and testing of our client server systems, is scheduled for the second and third quarters of 1999.

     During 1998 we spent approximately $1 million on Year 2000-related planning, testing and upgrades or replacements. Such costs have not had, and are not expected to have, a material effect on our consolidated financial statements. During 1999 we anticipate spending approximately $1.5 million on Year 2000-related testing. We believe that we will he able to fund any such future costs from operations.

     Our business is highly dependent on communications, trading, information and data processing systems. Although we have outsourced some communications, quotations and trading systems services, we maintain our own order-routing and back-office processing system. We have in place tested disaster recovery systems. However, if our internal systems, vendors, other information providers, the securities exchanges, clearing agencies and other securities firms or financial institutions with which we transact business, experience any significant disruption in connection with the Year 2000, the disruption could affect our ability to conduct business and may have a material adverse effect on our financial results. We have developed and documented contingency plans to provide for continuity of processing under various scenarios.

     Readers are cautioned that forward-looking statements contained in the section "Year 2000 Issue" should be read in conjunction with our disclosures under the heading: "Forward Looking Statements" which appears below.

FORWARD-LOOKING STATEMENTS

     This document contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect our current views regarding future events and financial performance. The words "believe," "expect," "anticipate," "intends,"
"estimate," "forecast," "project," "should," and similar expressions are used to identify these "forward-looking statements". We desire to take advantage of the "safe harbor" provisions of the Reform Act. We wish to caution investors and potential investors that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. These factors include, among others, (a) the volatile nature of the securities industry; (b) rapidly growing competition posed by other broker-dealers, including discount brokerages and online trading firms; (c) dependence on and competition for experienced personnel; (d) successful implementation and execution of our long-term strategies; (e) dependence on highly sophisticated and expensive systems and technology, including systems maintained and operated by third-parties over which we have no control; (f) dependence on external sources to finance day-to-day operations; (g) use of interest-rate sensitive derivative securities and other hedging instruments; (h) federal and state regulatory and legislative changes, including any changes affecting net capital requirements; and (i) adverse findings in existing litigation, increases in class actions, governmental agency enforcement proceedings, and other litigation-related risks. This is not an exhaustive list of factors that could have an adverse impact on our financial performance; other factors which are not identified here or known to us currently may prove to be important and may adversely affect our results of operations. It is also not possible for our management to predict or assess the impact each factor will have on our business or the extent to which any factor, or a combination of factors, may cause results to differ materially from those contained in any forward-looking statements. You should also not place undue reliance on these forward-looking statements as they relate only to our views as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, even if new information, future events, or other conditions occur.


     We herein incorporate by reference Exhibit 99 of our Annual Report on Form 10-K for the year ended December 31, 1998.

                            PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are defendants in various pending actions, suits and proceedings before courts, arbitrators and governmental agencies. Certain of these actions claim substantial damages and, if determined adversely, could have a material adverse effect on our consolidated financial condition or results of operations. A list of certain of such actions is included in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 1998, and they are described in more detail in Item 8, Note I to the Consolidated Financial Statements included in such Annual Report. The following description of recent developments in connection with certain of these matters should be read in conjunction with such description.

     MIDWEST LIFE INSURANCE COMPANY RELATED CLAIMS

     KARSIAN, ET AL. V. INTER-REGIONAL FINANCIAL GROUP, INC. AND DAIN BOSWORTH INCORPORATED - In April 1999, the parties agreed to settle this matter for a cash payment by Dain Rauscher of $15 million and an interest-free note in the amount of $6.6 million payable over three years. Closing took place on May 5, 1999.

     NEBRASKA LIFE AND HEALTH INSURANCE GUARANTY ASS'N V. INTER-REGIONAL FINANCIAL GROUP, INC, AND DAIN BOSWORTH INCORPORATED - This Action was settled in April for a cash payment by Dain Rauscher of $500,000.

     These payments, which have an aggregate present value of $21.3 million, will have no impact on our 1999 earnings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   ITEM NO.                       ITEM                         METHOD OF FILING
   --------                       ----                         ----------------
   3.3        Amended and Restated Bylaws of the Company.        Filed herewith.

   4.5        First Amendment to Amended and Restated            Filed herewith.
                Credit Agreement, dated March 15, 1999.

  10.12       Dain Rauscher 1996 Stock Incentive Plan,           Filed herewith.
                as amended through April 27 1999

  10.13       Dain Rauscher Deferred Compensation Plan           Filed herewith.
                for Non-Employee Directors, as amended
                through April 27 1999

  11          Computation of Net Earnings Per Share.             Filed herewith.

  27          Financial Data Schedule.                           Filed herewith.


(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31,1999.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            DAIN RAUSCHER CORPORATION
                                                    Registrant

Date:     May 12,1999                   By        David J. Parrin
     ----------------------------            -----------------------------------
                                                  David J. Parrin
                                               Senior Vice President
                                                  and Controller
                                            (Principal Accounting Officer)

                             DAIN RAUSCHER CORPORATION
                 INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                          FOR QUARTER ENDED MARCH 31,1999

(a) Exhibits

   ITEM NO.                       ITEM                         METHOD OF FILING
   --------                       ----                         ----------------
   3.3        Amended and Restated Bylaws of the Company.        Filed herewith.

   4.5        First Amendment to Amended and Restated            Filed herewith.
                Credit Agreement, dated March 15, 1999.

  10.12       Dain Rauscher 1996 Stock Incentive Plan,           Filed herewith.
                as amended through April 27 1999

  10.13       Dain Rauscher Deferred Compensation Plan           Filed herewith.
                for Non-Employee Directors, as amended
                through April 27 1999

  11          Computation of Net Earnings Per Share.             Filed herewith.

  27          Financial Data Schedule.                           Filed herewith.
