Form 10-K405/A
period 1998-12-31
DAIN RAUSCHER CORP
filed 1999-06-29
CIK 50916

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KA

--------------------------------------------------------------------------------
/X/               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                         Yes      X      No
                                ----             ----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sections229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 3, 1999, 12,508,575 shares of common stock were outstanding, and the aggregate market value of the common shares (based upon the closing price at March 3, 1999, on the New York Stock Exchange) of Dain Rauscher Corporation, held by non-affiliates was approximately $256,206,669.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Portionsof the Proxy Statement of Registrant to be filed within 120 days of December 31, 1998 are incorporated in Part III of this report.

--------------------------------------------------------------------------------

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K:

(a)           Documents filed as part of this Report:

                                                                                                                   Page
                                                                                                                   ----
      1.      Financial statements:
              Reference is made to the table of contents to financial statements and financial statement schedule hereinafter contained.........................................................................45*

      2.      Financial statement schedules:
              Reference is made to the table of contents to financial statements and financial statement schedule hereinafter contained for all other financial statement schedules.............................45*

*Refers to page number in original Form 10-K filing for the year ended December 31, 1998.

3.   Exhibits:

  ITEM NO.                   ITEM                                                  METHOD OF FILING
  -------                    ----                                                  ----------------
    2.1     Agreement and Plan of Merger, dated February 8,       Filed as Exhibit  2.1 to the  Company's  Report on Form
            1998 among Dain Rauscher Corporation, Dain            8-K dated March 31, 1998.
            Rauscher Incorporated and Wessels, Arnold &
            Henderson Group, L.L.C. and Wessels, Arnold &
            Henderson, L.L.C..

    3.1     Restated Certificate of Incorporation of the          Incorporated by reference to Exhibit 4.1 to the
            Company.                                              Company's Quarterly Report on Form 10-Q/A dated March
                                                                  31, 1998, File No. 333-26947.

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

    4.1     Rights Agreement dated April 30, 1997.                Incorporated by reference to the Company's
                                                                  Registration Statement on Form 8 dated May 1, 1997.

    4.2     Credit Agreement dated June 27, 1997.                 Incorporated by reference to Exhibit 4.1 to the
                                                                  Company's Quarterly Report on Form 10-Q dated June 30,
                                                                  1997.

    4.3     First Amendment to Credit Agreement dated             Incorporated by reference to Exhibit 10.8 to the
            December 22, 1997.                                    Company's Annual Report on Form 10-K dated December
                                                                  31, 1997.

    4.4     Amended and restated credit agreement dated           Filed herewith.**
            March 20, 1998.

    10.1*   1986 Stock Option Plan, as amended on April 24,       Incorporated by reference to Exhibit 10(b) to the
            1987, May 9, 1990, March 3, 1993                      Company's Current Report on Form 8-K dated July 15,
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

    10.7*   1996 Stock Incentive Plan.                            Incorporated by reference to Exhibit 10 to the
                                                                  Company's Quarterly Report on Form 10-Q dated March
                                                                  31, 1996.

    10.8*   Offer of Employment and Amended Offer of              Incorporated by reference  to Exhibit 10.8 to the
            Employment Agreements between the Company and         Company's Annual Report on Form 10-K dated December
            William A. Johnstone dated May 28, 1996, and          31, 1997.
            October 9, 1997, respectively.

    10.10*  Employment Agreement between the Company and          Incorporated by reference to Exhibit 10 to the
            Kenneth J. Wessels dated March 31, 1998.              Company's Quarterly Report on Form 10-Q/A dated
                                                                  March 31, 1998.

    10.11*  Revised Employment Agreement between the              Filed herewith.**
            Company and Kenneth J. Wessels dated March 4,
            1999.

    11      Computation of net earnings per share.                Filed herewith.**

    21      List of subsidiaries.                                 Filed herewith.**

    23      Independent Auditors' consent.                        Filed herewith.**

    23      Power of Attorney.                                    Filed herewith.**

    27      Financial Data Schedule.                              Filed herewith.**


    99      Cautionary Statements for Purposes of the             Filed herewith.**
            "Safe Harbor" Provision of the Private
            Securities Litigation Reform Act of 1995.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

**      Refers to original Form 10-K filing for year ended December 31, 1998.

(b)      One report on Form 8-K was filed during the fourth quarter of 1998.

     (1) Item Reported

         Exhibit 99 - Press release announcing registrant's settlement of litigation.

         Date of earliest event reported - December 3, 1998.

         Financial Statements Filed - None

REPORT FOR EMPLOYEE STOCK OWNERSHIP PLAN:

         The financial statements required by Form 11-K are hereby furnished as permitted by Rule 15d-21:

Schedules included:

                                                                                                         PAGE
                                                                                                         ----
Independent Auditors' Report                                                                               6

Statement of net assets available for plan benefits as of December 31, 1998 and 1997                       7

Statement of changes in net assets available for plan benefits for the years ended December 31,
1998 and 1997                                                                                              8

Notes to financial statements                                                                              9

Schedule 1 - Schedule of assets held for investment purposes                                              17

Schedule 2 - Reportable transactions for the year ended December 31, 1998                                 18

Exhibit 23 - Independent auditors' consent

Exhibit 24 - Power of Attorney


                           INDEPENDENT AUDITORS' REPORT

     Dain Rauscher Benefits Committee
     Dain Rauscher Corporation:

     We have audited the accompanying statements of net assets available for plan benefits of the Dain Rauscher Retirement Plan (the Plan) as of December 31, 1998 and 1997, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Dain Rauscher Retirement Plan as of December 31, 1998 and 1997, and the changes in net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

     Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes and reportable transactions for the year ended December 31, 1998, are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

     June 18, 1999

                          DAIN RAUSCHER RETIREMENT PLAN

              STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                                               DECEMBER 31,
                                                                               --------------------------------------
                                                                                     1998                       1997
                                                                               --------------------------------------
Investments, stated at current market value:
     Cash and cash equivalents..............................................       3,440,485                1,378,934
     Dain Rauscher Corporation common stock.................................      98,572,392              249,753,435
     Mutual funds
          Fidelity Advisor Growth Opportunities Fund........................      48,477,493               34,775,235
          MFS Emerging Growth Fund..........................................      47,035,665               38,812,212
          American Balanced Fund............................................      39,015,586               39,702,520
          Norwest Stable Return Fund........................................      38,580,221               31,823,459
          Putnam Fund for Growth and Income ................................      33,709,213               31,188,834
          Templeton Foreign Fund............................................      28,053,083               37,383,841
          Bond Fund of America .............................................       8,132,890                6,544,410
          IAI Regional Fund.................................................               0               11,009,564
          Pioneer Capital Growth Fund.......................................               0               16,724,923
     Participant loans......................................................       7,224,473                8,445,859
                                                                              --------------            -------------
     Total assets held by Plan Trustee......................................     352,241,501              507,543,226
                                                                              --------------            -------------

Contributions receivable:
     Employer profit sharing................................................       6,503,042               13,318,799
     Employer match.........................................................         591,083                  595,961
     Employee ..............................................................         177,871                        0
Accrued interest and dividends receivable ..................................               0                    6,039
Pending trades receivable...................................................      20,900,504                        0
                                                                              --------------           --------------

     Net assets available for plan benefits                                    $ 380,414,001            $ 521,464,025
                                                                               =============            =============


See accompanying notes to financial statements.

                          DAIN RAUSCHER RETIREMENT PLAN

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS

                                                                                             DECEMBER 31,
                                                                              ---------------------------------------
                                                                                      1998                   1997
                                                                              ---------------------------------------
Net assets available for plan benefits, beginning of year .................   $   521,464,025           $ 148,505,216
                                                                              ---------------           -------------

Investment income:
     Interest and dividend income .........................................        15,887,478              18,153,989
     Net realized and unrealized gains / (losses) on securities ...........      (122,871,655)            146,118,004

Transfers from IFG Profit Sharing Plan (note 1)............................                 0             221,623,611

Contributions:
     Employee .............................................................        16,001,091              14,858,477
     Employer profit sharing...............................................         4,514,712              13,318,799
     Employer match........................................................         4,540,256               3,812,165
     Rollovers ............................................................         1,070,776                 743,272
                                                                              ---------------          --------------
                  Total additions / (subtractions) ........................       (80,857,342)            418,628,317
                                                                              ---------------          --------------

Deductions:
     Distributions to participants ........................................        59,666,741              45,290,404
     Trustee and manager fees .............................................           525,941                 379,104
                                                                              ---------------          --------------
                  Total deductions ........................................        60,192,682              45,669,508
                                                                              ---------------          --------------

                  Increase/(decrease) in net assets available for plan benefits  (141,050,024)            372,958,809
                                                                               --------------          --------------

Net assets available for plan benefits, end of year .......................     $ 380,414,001           $ 521,464,025
                                                                               ==============           =============


See accompanying notes to financial statements.

                          DAIN RAUSCHER RETIREMENT PLAN

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

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

     INVESTMENTS

     The investments of the Plan are stated at their current market values at December 31, 1998 and 1997, as determined by Norwest Bank Minnesota, N.A. (the Trustee). Purchases and sales of securities are reflected on a trade-date basis. Dividend income and interest income are recorded as earned on an accrual basis. The investments of the Plan are held by the Trustee.

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

                          DAIN RAUSCHER RETIREMENT PLAN

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

     LOANS

     Participants are eligible to borrow up to 50 percent, not to exceed $50,000, of certain account balances. Loans are allowed for any reason. Participants can elect a loan term of between one year and five years for all loans other than home purchase for which a 10 or 15-year term may be elected. All loans are charged an interest rate equal to the prime rate plus one percent on the first working day of the quarter in which the loan was originated. All loans are repaid through monthly payroll deductions.

     INVESTMENTS

     Effective January 1, 1997, participants may invest their plan accounts in any of ten available options. The investment options included the Dain Rauscher Stock Fund, two domestic equity funds, an international equity fund, two mid cap equity funds, a small cap equity fund, a balanced fund, an intermediate bond fund, and a stable return fund. Effective January 1, 1999 two of the investment options were replaced. The IAI Regional Fund and Pioneer Capital Growth Fund were replaced with the PIMCO Small Cap Value Fund and the Seligman Frontier Fund. At December 31, 1998 $20,900,504 was due from the IAI Regional Fund and the Pioneer Capital Growth Fund as a result of the January 1, 1999 replacement.

                          DAIN RAUSCHER RETIREMENT PLAN

     DIVERSIFICATIONS

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

3.   CONTRIBUTIONS

     Amounts contributed by each employer and its employees were as follows for the years ended December 31, 1998 and 1997, respectively (in thousands):

                                                                      1998                         1997
                                                           -------------------------    ---------------------------
                                                              AMOUNT CONTRIBUTED BY         AMOUNT CONTRIBUTED BY
                                                           -------------------------    ---------------------------
                                                             EMPLOYEE       EMPLOYER        EMPLOYEE     EMPLOYER
                                                           ------------  -----------    --------------  -----------
     Dain Rauscher Incorporated (formerly known as......
        Dain Bosworth Incorporated).....................     $ 16,001     $   9,055      $    9,524    $  11,056
     Rauscher Pierce Refsnes, Inc.......................            0             0           3,968        4,777
     Interra Clearing Services Inc (formerly known as...
        Regional Operations Group.).....................            0             0             803          776
     Dain Rauscher Corporation (formerly known as
        Interra Financial Incorporated.)................            0             0             387          342
     Interra Advisory Services Inc. (formerly known as
        IFG Asset Management Services, Inc.)............            0             0             176          180
                                                            ---------     ---------       ---------     --------
                                                            $  16,001     $   9,055       $  14,858     $ 17,131
                                                            =========     =========       =========     ========

     The 1998 and 1997 employer contributions include a match of $4,540,256 and $3,812,165, respectively, on participant pretax contributions to the Plan and profit sharing contributions of $4,514,712 and $13,318,799, respectively. Employer matching contributions have been reduced by forfeitures of $544,430 and $876,165 for the years ended December 31, 1998 and 1997, respectively. Employer profit sharing contributions have been reduced by forfeitures of $2,025,601 and $1,412,262 for the years ending December 31, 1998 and 1997, respectively.

     Any forfeited employer contributions are utilized to reduce any corresponding future employer contributions unless the participant returns to employment before a specified date as defined by the Plan.

                          DAIN RAUSCHER RETIREMENT PLAN

4. STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND

                                                                                           FIDELITY
                                                                                            ADVISOR
                                                  BOND        AMERICAN     PUTNAM FUND       GROWTH
                                NORWEST STABLE   FUND OF      BALANCED     FOR GROWTH     OPPORTUNITIES
                                  RETURN FUND    AMERICA        FUND        & INCOME          FUND
--------------------------------------------------------------------------------------------------------
December 31, 1998:

Cash and cash equivalents        $   107,892   $   24,173    $   113,777    $    95,859    $   137,438
Dain Rauscher common stock                 0            0              0              0              0
Mutual funds                      38,580,221    8,132,890     39,015,586     33,709,213     48,477,493
Participant loans                          0            0              0              0              0
--------------------------------------------------------------------------------------------------------
                                  38,688,113    8,157,063     39,129,363     33,805,072     48,614,931
--------------------------------------------------------------------------------------------------------

Employer contribution
 receivable                          390,027      102,081        956,570        582,116        872,636
Employee contribution
 receivable                            6,572        4,000         27,404         26,552         38,491
Accrued interest and
 dividends receivable                      0            0              0              0              0
Receivable from/(Payable to)
 mutual funds                        211,116       45,701        (6,230)          1,456        (66,103)
--------------------------------------------------------------------------------------------------------
                                     607,715      151,782        977,744        610,124        845,024
--------------------------------------------------------------------------------------------------------
Net assets available for plan
   benefits-end of year          $39,295,828   $8,308,845    $40,107,107    $34,415,196    $ 49,459,955
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------
                                                              MFS         PIONEER
                                    TEMPLETON      IAI      EMERGING      CAPITAL
                                     FOREIGN    REGIONAL     GROWTH        GROWTH     DAIN RAUSCHER
                                       FUND       FUND        FUND          FUND        STOCK FUND      LOAN FUND        TOTAL
---------------------------------------------------------------------------------------------------------------------------------
December 31, 1998:

Cash and cash equivalents          $    86,493 $   20,221  $   143,604   $    43,183  $  2,659,961     $    7,884   $  3,440,485
Dain Rauscher common stock                   0          0            0             0    98,572,392              0     98,572,392
Mutual funds                        28,053,083          0   47,035,665             0             0              0    243,004,151
Participant loans                            0          0            0             0             0      7,224,473      7,224,473
---------------------------------------------------------------------------------------------------------------------------------
                                    28,139,576     20,221   47,179,269        43,183   101,232,353      7,232,357    352,241,501
---------------------------------------------------------------------------------------------------------------------------------

Employer contribution
 receivable                            555,976    165,952      956,349       165,952     2,346,466              0      7,094,125
Employee contribution
 receivable                             18,105         14       40,528        12,682       105,470      (101,947)        177,871
Accrued interest and
 dividends receivable                        0          0            0             0             0              0              0
Receivable from/(Payable to)
 mutual funds                          (3,297)  7,060,787      320,097    13,322,583        14,394                    20,900,504
---------------------------------------------------------------------------------------------------------------------------------
                                       570,784  7,226,753    1,316,974    13,501,217     2,466,330      (101,947)     28,172,500
---------------------------------------------------------------------------------------------------------------------------------
Net assets available for plan
   benefits-end of year            $28,710,360 $7,246,974  $48,496,243   $13,544,400  $103,698,683     $7,130,410   $380,414,001
---------------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------------


                                                                    (CONTINUED)
                                        12

                           DAIN RAUSCHER RETIREMENT PLAN


4.  STATEMENT OF NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND

                                                                                           FIDELITY
                                                                                            ADVISOR
                                                  BOND        AMERICAN     PUTNAM FUND       GROWTH
                                NORWEST STABLE   FUND OF      BALANCED     FOR GROWTH     OPPORTUNITIES
                                  RETURN FUND    AMERICA        FUND        & INCOME          FUND
--------------------------------------------------------------------------------------------------------
December 31, 1997:

Cash and cash equivalents       $    11,105     $    1,648   $    60,202   $   226,619    $  (30,702)
Dain Rauscher common stock                0              0             0             0              0
Mutual funds                     31,823,459      6,544,410    39,702,520    31,188,834     34,775,235
Participant loans                         0              0             0             0              0
--------------------------------------------------------------------------------------------------------
                                 31,834,564      6,546,058    39,762,722    31,415,453     34,744,533
--------------------------------------------------------------------------------------------------------

Employer contribution
 receivable                         790,821        223,165     2,191,000     1,144,890      1,400,669
Accrued interest and
 dividends receivable                    73             15            91            72             80
--------------------------------------------------------------------------------------------------------
                                    790,894        223,180     2,191,091     1,144,962      1,400,749
--------------------------------------------------------------------------------------------------------

Net assets available for plan
   benefits-end of year         $32,625,458     $6,769,238   $41,953,813   $32,560,415    $36,145,282
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


                                                              MFS         PIONEER
                                    TEMPLETON      IAI      EMERGING      CAPITAL
                                     FOREIGN    REGIONAL     GROWTH        GROWTH     DAIN RAUSCHER
                                       FUND       FUND        FUND          FUND        STOCK FUND      LOAN FUND        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997:

Cash and cash equivalents         $    91,440  $     7,667  $  (213,028)  $     9,090   $  1,117,949      $   96,944   $  1,378,934
Dain Rauscher common stock                  0            0            0             0    249,753,435               0    249,753,435
Mutual funds                       37,383,841   11,009,564   38,812,212    16,724,923                              0    247,964,998
Participant loans                           0            0            0             0              0       8,445,859      8,445,859
-----------------------------------------------------------------------------------------------------------------------------------
                                   37,475,281   11,017,231   38,599,184    16,734,013    250,871,384       8,542,803    507,543,226
-----------------------------------------------------------------------------------------------------------------------------------

Employer contribution
 receivable                         1,603,891      310,047    1,819,269       799,457      3,631,551               0     13,914,760
Accrued interest and
 dividends receivable                      86           25           89            38          5,470               0          6,039
-----------------------------------------------------------------------------------------------------------------------------------
                                    1,603,977      310,072    1,819,358       799,495      3,637,021               0     13,920,799
-----------------------------------------------------------------------------------------------------------------------------------

Net assets available for plan
   benefits-end of year           $39,079,258  $11,327,303  $40,418,542   $17,533,508   $254,508,405      $8,542,803   $521,464,025
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------



                                                                    (CONTINUED)
                                        13

                          DAIN RAUSCHER RETIREMENT PLAN


4. STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND

                                                                                           FIDELITY
                                                                                            ADVISOR
                                                  BOND        AMERICAN     PUTNAM FUND       GROWTH
                                NORWEST STABLE   FUND OF      BALANCED     FOR GROWTH     OPPORTUNITIES
                                  RETURN FUND    AMERICA        FUND        & INCOME          FUND
--------------------------------------------------------------------------------------------------------
December 31, 1998:

Net assets available for plan
   benefits-beginning of year     $32,625,458  $ 6,769,238    $ 41,953,813   $32,560,415    $36,145,282
--------------------------------------------------------------------------------------------------------

Additions:
    Interest and dividend income       52,805      583,854       3,877,445     3,042,323      1,949,874
    Net realized and unrealized
      gain on securities            2,791,603     (287,229)        428,253     1,286,075      6,972,927
    Diversification and transfers  14,352,114    2,058,491      (3,604,811)     (206,739)     5,682,701
Contributions:
    Employee                          763,567      276,389       1,796,426     1,652,031      2,016,955
    Employer profit sharing           228,373       95,673         307,160       402,918        861,566
    Employer match                          0            0               0             0              0
    Rollovers                         120,824       39,509          44,511       164,684        238,623
    Loan repayments                   179,893       83,404         269,455       166,547        209,043
--------------------------------------------------------------------------------------------------------
Total additions                    18,489,179    2,850,091       3,118,439     6,507,839     17,931,689
--------------------------------------------------------------------------------------------------------


Deductions:
    Distributions to participants  11,354,617    1,213,891       4,688,497     4,472,097      4,294,703
    Trustee and management fees       210,170       11,190          54,799        46,426         65,933
    New loans                         254,022       85,403         221,849       134,535        256,380
--------------------------------------------------------------------------------------------------------
Total deductions                   11,818,809    1,310,484       4,965,145     4,653,058      4,617,016
--------------------------------------------------------------------------------------------------------

Net assets available for plan
benefits-end of year              $39,295,828  $ 8,308,845     $40,107,107   $34,415,196    $49,459,955
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------


                                                              MFS         PIONEER
                                    TEMPLETON      IAI      EMERGING      CAPITAL
                                     FOREIGN    REGIONAL     GROWTH        GROWTH     DAIN RAUSCHER
                                       FUND       FUND        FUND          FUND        STOCK FUND      LOAN FUND        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1998:

Net assets available for plan
   benefits-beginning of year     $39,079,258   $11,327,303 $40,418,542   $17,533,508   $254,508,405    $ 8,542,803  $ 521,464,025
-----------------------------------------------------------------------------------------------------------------------------------

Additions:
    Interest and dividend income    3,274,769     1,272,708     472,481       667,568              0        693,651     15,887,478
    Net realized and unrealized
      gain on securities           (4,965,397)   (1,222,395)  9,445,035    (1,331,467)  (135,989,060)             0   (122,871,655)
    Diversification and transfers  (7,859,788)   (4,096,163)   (225,621)   (2,971,809)    (3,128,375)             0              0
Contributions:
    Employee                        1,960,627       408,260   2,580,032     1,037,874      3,852,422       (343,492)    16,001,091
    Employer profit sharing           476,206       159,791     780,311       130,696      1,072,018              0      4,514,712
    Employer match                          0             0           0             0      4,540,256              0      4,540,256
    Rollovers                          52,615        59,443     216,847       133,720              0              0      1,070,776
    Loan repayments                   283,565        51,821     296,734       116,301      1,999,821     (3,656,584)             0
-----------------------------------------------------------------------------------------------------------------------------------
Total additions                    (6,777,403)   (3,366,535) 13,565,819    (2,217,117)  (127,652,918)    (3,306,425)   (80,857,342)
-----------------------------------------------------------------------------------------------------------------------------------


Deductions:
    Distributions to participants   3,369,465       668,250   5,092,438     1,684,429     21,969,320        859,034     59,666,741
    Trustee and management fees        39,550         9,636      64,770        18,662          4,805              0        525,941
    New loans                         182,480        35,908     330,910        68,900      1,182,679     (2,753,066)             0
-----------------------------------------------------------------------------------------------------------------------------------
Total deductions                    3,591,495       713,794   5,488,118     1,771,991     23,156,804     (1,894,032)    60,192,682
-----------------------------------------------------------------------------------------------------------------------------------

Net assets available for plan
 benefits-end of year             $28,710,360    $7,246,974 $48,496,243   $13,544,400   $103,698,983     $7,130,410   $380,414,001
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------


                                                                    (CONTINUED)
                                        14

                           DAIN RAUSCHER RETIREMENT PLAN


4.  STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND

                                                                                           FIDELITY
                                                                                            ADVISOR
                                                  BOND        AMERICAN     PUTNAM FUND       GROWTH
                                NORWEST STABLE   FUND OF      BALANCED     FOR GROWTH     OPPORTUNITIES
                                  RETURN FUND    AMERICA        FUND        & INCOME          FUND
--------------------------------------------------------------------------------------------------------
December 31, 1997:

Net assets available for plan
   benefits-beginning of year   $         0    $        0     $         0   $         0   $         0
--------------------------------------------------------------------------------------------------------

Additions:
    Interest and dividend
     income                           2,387       379,118       3,706,931     3,855,235     2,166,059
    Net realized and
      unrealized
      gain on securities          1,730,386       158,648       4,038,985     1,045,360     5,132,039
    Diversification and          33,641,050     6,396,283      38,485,183    26,950,695    27,980,871
      transfers
Contributions:
    Employee                        630,055       253,745       2,637,407     1,332,714     1,563,898
    Employer profit sharing         790,821       223,165       2,191,000     1,144,890     1,400,669
    Employer match                        0             0               0             0             0
    Rollovers                       161,495       136,539          33,569        57,749        43,932
    Loan repayments                 107,357        16,069         261,853        99,843       134,175
--------------------------------------------------------------------------------------------------------
Total additions                  37,063,551     7,563,567      51,354,928    34,486,486    38,421,643
--------------------------------------------------------------------------------------------------------

Deductions:
    Distributions to
     participants                 4,095,730       744,391       8,980,615     1,723,874     1,992,297
    Trustee and management
     fees                           120,353         3,537          23,000        17,155        19,128
    New loans                       222,010        46,401         397,500       185,042       264,936
--------------------------------------------------------------------------------------------------------
Total deductions                  4,438,093       794,329       9,401,115     1,926,071     2,276,361
--------------------------------------------------------------------------------------------------------


Net assets available for plan
  benefits-end of year          $32,625,458    $6,769,238     $41,953,813   $32,560,415   $36,145,282
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------



                                                              MFS         PIONEER
                                    TEMPLETON      IAI      EMERGING      CAPITAL
                                     FOREIGN    REGIONAL     GROWTH        GROWTH     DAIN RAUSCHER
                                       FUND       FUND        FUND          FUND        STOCK FUND      LOAN FUND        TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
December 31, 1997:

Net assets available for plan
   benefits-beginning of year    $         0   $        0   $         0   $         0   $145,026,932      $ 3,478,284  $148,505,216
-----------------------------------------------------------------------------------------------------------------------------------

Additions:
    Interest and dividend
     income                        4,146,951     1,243,835      362,032     1,675,607         18,888          596,946    18,153,989
    Net realized and
      unrealized
      gain on securities          (1,333,377)      506,327    5,821,376       805,676    128,212,584                0   146,118,004
    Diversification and
      transfers                   35,149,935     9,588,937   32,028,729    14,793,973     (6,316,381)       2,924,336   221,623,611
Contributions:
    Employee                       2,141,013       371,833    2,420,820     1,045,975      2,461,017                0    14,858,477
    Employer profit sharing        1,603,891       310,047    1,819,269       799,455      3,035,592                0    13,318,799
    Employer match                         0             0            0             0      3,812,165                0     3,812,165
    Rollovers                        152,898        10,913       80,122        66,055              0                0       743,272
    Loan repayments                  176,230        32,332      188,117        86,540      1,714,335       (2,816,851)            0
-----------------------------------------------------------------------------------------------------------------------------------
Total additions                   42,037,541    12,064,224   42,720,465    19,273,281    132,938,200          704,431   418,628,317
-----------------------------------------------------------------------------------------------------------------------------------

Deductions:
    Distributions to
     participants                  2,628,739       687,528    1,917,511     1,571,554     20,648,812          299,353    45,290,404
    Trustee and management
     fees                             20,536         5,876       21,784         9,363        138,372                0       379,104
    New loans                        309,008        43,517      362,628       158,856      2,669,543       (4,659,441)            0
-----------------------------------------------------------------------------------------------------------------------------------
Total deductions                   2,958,283       736,921    2,301,923     1,739,773     23,456,727       (4,360,088)   45,669,508
-----------------------------------------------------------------------------------------------------------------------------------


Net assets available for plan
  benefits-end of year           $39,079,258   $11,327,303  $40,418,542   $17,533,508   $254,508,405      $ 8,542,803  $521,464,025
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------

                                      15

                          DAIN RAUSCHER RETIREMENT PLAN

5.   ADMINISTRATION

     For the Plan year ended December 31, 1998 the Plan was administered by a seven member committee appointed by Dain Rauscher's Board of Directors, all of whom are employees of Dain Rauscher or its participating subsidiaries.

6.   INVESTMENTS

     The following investments, stated at fair value, represent 5 percent or more of the Plan's net assets available for plan benefits at December 31, 1998 and 1997 (in thousands):

                                                                           1998                1997
 ----------------------------------------------------------------------------------------------------
 Dain Rauscher Corporation common stock                              $       98,572   $      249,753

 Fidelity Advisor Growth Opportunities Fund                                  48,477           34,775

 MFS Emerging Growth Fund                                                    47,036           38,812

 American Balanced Fund                                                      39,016           39,703

 Norwest Stable Return Fund                                                  38,580           31,823

 Putnam Fund for Growth and Income                                           33,709           31,189

 Templeton Foreign Fund                                                      28,053           37,384


7.   FEDERAL INCOME TAX STATUS

     The Plan administrator received a favorable determination letter dated April 5, 1999, from the United States Treasury Department stating that the Plan constitutes a qualified plan under Section 401(a) and the 4975(e)(7) of the Internal Revenue Code (the Code) and that the trust created under the Plan is therefore exempt from federal income taxes under the provisions of Section 501(a).

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

8.   PARTY-IN-INTEREST TRANSACTIONS

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

                                                                      SCHEDULE 1

                          DAIN RAUSCHER RETIREMENT PLAN

          ITEM 27(a) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                                DECEMBER 31, 1998

DESCRIPTION                                                           UNITS                  COST        MARKET VALUE
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents:
      NWADV CTF Short Term Investment Fund*                             3,415,350    $       3,415,350       $ 3,415,350
      Cash                                                                 25,135               25,135            25,135

-------------------------------------------------------------------------------------------------------------------------
                          Total cash and cash equivalents                                    3,440,485
                                                                                                               3,440,485
-------------------------------------------------------------------------------------------------------------------------

Dain Rauscher Corporation common stock                                  3,341,437           41,712,606        98,572,392
-------------------------------------------------------------------------------------------------------------------------

Mutual Funds:
      Fidelity Advisor Growth Opportunities Fund Class T                  964,918           39,013,193        48,477,493
      MFS Emerging Growth Fund Class A                                  1,054,611           35,776,413        47,035,665
      American Balanced Fund                                            2,475,608           37,439,832        39,015,586
      Norwest Stable Return Fund*                                       1,442,413           36,702,835        38,580,221
      Putnam Fund for Growth & Income Class A                           1,645,154           32,551,846        33,709,213
      Templeton Foreign Fund                                            3,343,633           33,666,186        28,053,083
      Bond Fund of America                                                597,567            8,226,398         8,132,890

-------------------------------------------------------------------------------------------------------------------------
                          Total mutual funds                                               223,376,703       243,004,151
-------------------------------------------------------------------------------------------------------------------------

                                                                                           268,529,794       345,017,028
-------------------------------------------------------------------------------------------------------------------------

Participant Loans (interest rates of 7% to 12%)                                              7,224,473         7,224,473

-------------------------------------------------------------------------------------------------------------------------

                          Total investments                                          $     275,754,267     $ 352,241,501
-------------------------------------------------------------------------------------------------------------------------

The data in this schedule is based upon information which has been certified as complete and accurate by Norwest Bank, Minnesota N.A.

* Known to be a party-in-interest

See accompanying independent auditors' report.

                                                                      SCHEDULE 2

                          DAIN RAUSCHER RETIREMENT PLAN

                ITEM 27(D) - SCHEDULE OF REPORTABLE TRANSACTIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                (IN THOUSANDS, EXCEPT FOR NUMBER OF TRANSACTIONS)

                                                                                                   FAIR VALUE OF
                                  DESCRIPTION             NUMBER OF      PURCHASE     SELLING     ASSET AS OF DATE
     PARTY INVOLVED             OF TRANSACTION         TRANSACTIONS        PRICE       PRICE       OF TRANSACTION     NET GAIN
------------------------- ---------------------------- ---------------- ------------ ----------- ------------------- -----------
Norwest Bank Minnesota,   Purchases of NWCTF Stable
NA *                      Return Fund                        130            $49,456                         $49,455          --
Norwest Bank Minnesota,   Sales of NWCTF Stable
NA *                      Return Fund                        119                        $45,219             $45,219      $1,853
Norwest Bank Minnesota,   Purchases of Putnam Fund
NA *                      for Growth & Income                127            $25,767                         $25,767          --
Norwest Bank Minnesota,   Sales of Putnam Fund for
NA *                      Growth & Income                    125                        $24,629             $24,629      $1,204
Norwest Bank Minnesota,   Purchases of NWADV Short
NA *                      Term Investment Fund
                                                             53              $1,882                          $1,882          --
Norwest Bank Minnesota,   Sales of NWADV Short Term
NA *                      Investment Fund                    17                          $1,256              $1,256          --


The data in this schedule is based upon information which has been certified as complete and accurate by Norwest Bank, Minnesota, N.A.

* Known to be a party-in-interest.

See accompanying independent auditors' report.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANTS HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED:

                                                DAIN RAUSCHER CORPORATION
                                                       Registrant

Date:     June 29, 1999             By               David J. Parrin
     ----------------------                  -----------------------------
                                                     David J. Parrin
                                                  Senior Vice President
                                                     and Controller
                                             (Principal Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED:

              SIGNATURE                             TITLE

            Irving Weiser                    Chairman of the Board, President,
-----------------------------                   Chief Executive Officer
            Irving Weiser                     (Principal Executive Officer)
                                                       and Director

            John C. Appel                       Vice Chairman, Chief
------------------------------                   Financial Officer
            John C. Appel                    (Principal Financial Officer)
                                                     and Director

         Kenneth J. Wessels                  Senior Executive Vice President
------------------------------                        and Director
         Kenneth J. Wessels

           David J. Parrin                 Senior Vice President and Controller
------------------------------                (Principal Accounting Officer)
           David J. Parrin

          J. Evans Attwell                         Director
------------------------------
          J. Evans Attwell

           Susan S. Boren                          Director
------------------------------
           Susan S. Boren

       F. Gregory Fitz-Gerald                      Director
------------------------------
       F. Gregory Fitz-Gerald

          Walter F. Mondale                        Director
------------------------------
          Walter F. Mondale

          C.A. Rundell, Jr.                        Director
------------------------------
          C.A. Rundell, Jr.

           Robert L. Ryan                          Director
------------------------------
           Robert L. Ryan

       Arthur R. Schulze, Jr.                      Director
------------------------------
       Arthur R. Schulze, Jr.