Form 10-Q
period 1999-06-30
DAIN RAUSCHER CORP
filed 1999-08-13
CIK 50916

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q




      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1999

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

                    As of July 31, 1999, the Company had 12,428,390 shares of common stock outstanding.

--------------------------------------------------------------------------------

                            DAIN RAUSCHER CORPORATION
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX

                                                                            Page
                                                                            ----
I.   FINANCIAL INFORMATION:

     ITEM 1.      Financial Statements

                  Consolidated Balance Sheet...............................    1

                  Consolidated Statement of Operations.....................    2

                  Consolidated Statement of Cash Flows.....................    3

                  Notes to Consolidated Financial Statements...............    4

     ITEM 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................    5


II.  OTHER INFORMATION:

     ITEM 1.      Legal Proceedings........................................   14



     ITEM 4.      Submission of Matters to a Vote of Security Holders......   15



     ITEM 6.      Exhibits and Reports on Form 8-K.........................   16

                  Signatures...............................................   17

                  Index of Exhibits........................................   18

                  Exhibits.................................................   19

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         DAIN RAUSCHER CORPORATION
                        CONSOLIDATED BALANCE SHEET
                          (DOLLARS IN THOUSANDS)

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1999             1998
                                                                                -------------    -------------
                                                                                 (UNAUDITED)
Assets:
   Cash and cash equivalents................................................    $     42,490     $     47,273
   Receivable from customers................................................       1,441,263        1,172,398
   Receivable from brokers and dealers......................................         326,545          288,207
   Securities purchased under agreements to resell..........................         167,305          237,662
   Trading securities owned, at market......................................         461,073          379,901
   Equipment and leasehold improvements, at cost, net of depreciation.......          48,652           48,271
   Other receivables........................................................         130,213           83,957
   Deferred income taxes....................................................          47,140           48,219
   Goodwill, net of amortization............................................         117,150          121,580
   Other assets.............................................................          28,587           39,019
                                                                                ------------     ------------

                                                                                $  2,810,418     $  2,466,487
                                                                                ============     ============

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings....................................................    $    213,623     $    127,415
   Customer drafts payable..................................................          68,618          109,396
   Payable to customers.....................................................         554,552          585,848
   Payable to brokers and dealers...........................................         973,674          690,459
   Securities sold under repurchase agreements..............................         101,317           38,354
   Trading securities sold, but not yet purchased, at market................         176,388          240,825
   Accrued compensation.....................................................         134,417          139,703
   Other accrued expenses...................................................         115,786           92,209
   Subordinated and other debt..............................................         112,180          112,505
                                                                                ------------     ------------

                                                                                   2,450,555        2,136,714
                                                                                ------------     ------------
Shareholders' equity:
   Common stock.............................................................           1,598            1,580
   Additional paid-in capital...............................................         116,932          112,142
   Retained earnings........................................................         264,403          230,421
   Treasury stock, at cost..................................................         (23,070)         (14,370)
                                                                                ------------     ------------

                                                                                     359,863          329,773
                                                                                ------------     ------------

                                                                                $  2,810,418     $  2,466,487
                                                                                ============     ============

                 See notes to consolidated financial statements.

                         DAIN RAUSCHER CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS
            (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------    --------------------------------
                                                              1999              1998             1999              1998
                                                       -------------------------------    --------------------------------
Revenue:
   Commissions...................................      $       84,103    $      75,797    $      167,369    $     148,721
   Investment banking and underwriting...........              59,448           38,986            92,883           61,215
   Principal transactions........................              40,062           32,833            82,550           69,628
   Interest......................................              34,715           33,767            65,575           65,564
   Asset management..............................              18,341           15,532            35,293           28,862
   Correspondent clearing........................               5,851            4,428            11,729            8,894
   Gain on sale of investment....................                   -                -            15,378                -
   Other.........................................               9,086            7,139            16,864           13,612
                                                       --------------    -------------    --------------    -------------

   Total revenue.................................             251,606          208,482           487,641          396,496

Interest expense.................................             (19,051)         (20,466)          (35,104)         (36,033)
                                                       --------------    -------------    --------------    -------------

Net revenue......................................             232,555          188,016           452,537          360,463
                                                       --------------    -------------    --------------    -------------


Operating expenses:
   Compensation and benefits.....................             149,974          120,169           280,882          231,129
   Communications................................              12,700           12,145            24,846           24,332
   Occupancy and equipment rental................              15,114           11,774            28,339           23,293
   Travel and promotional........................               9,376            8,233            18,429           15,446
   Floor brokerage and clearing fees.............               3,400            2,876             6,850            5,703
   Other.........................................              14,932           14,331            29,987           25,235
   Acquisition-related expense...................                   -                -                 -           20,000
                                                       --------------    -------------    --------------    -------------

Total operating expenses.........................             205,496          169,528           389,333          345,138
                                                       --------------    -------------    --------------    -------------

Income before income taxes.......................              27,059           18,488            63,204           15,325
   Income taxes..................................             (10,147)          (6,656)          (23,702)          (5,517)
                                                       --------------    -------------    --------------    -------------

Net income.......................................      $       16,912    $      11,832    $       39,502    $       9,808
                                                       ==============    =============    ==============    =============

Earnings per share:
   Basic.........................................      $         1.37    $        0.96    $         3.18    $         .79
                                                       ==============    =============    ==============    =============
   Diluted.......................................      $         1.26    $        0.90    $         2.96    $         .74
                                                       ==============    =============    ==============    =============

Dividends per share..............................      $          .22    $         .22    $          .44    $         .44
                                                       ==============    =============    ==============    =============

            See notes to consolidated financial statements.

                         DAIN RAUSCHER CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED, IN THOUSANDS)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                -------------    -------------
Cash flows from operating activities:
   Net income ..............................................................    $     39,502     $      9,808
   Adjustments to reconcile income to cash provided
      by operating activities:
         Depreciation and amortization......................................          12,014            8,427
         Deferred income taxes..............................................           1,079            1,463
         Other non-cash items...............................................           7,366            4,573
         Net payable to brokers and dealers.................................         244,877          108,808
         Securities purchased under agreements to resell....................          70,357         (123,872)
         Net trading securities owned and trading
            securities sold, but not yet purchased..........................        (145,609)         144,314
         Short-term borrowings and drafts payable
            of securities companies.........................................          45,430          110,564
         Net receivable from customers......................................        (300,161)        (109,054)
         Other receivables..................................................         (46,256)          (9,301)
         Securities sold under repurchase agreements........................          62,963          (36,496)
         Accrued compensation...............................................          (5,286)         (33,980)
         Accounts payable and other accrued liabilities.....................          23,428          (31,648)
         Other..............................................................          (7,426)          27,446
                                                                                ------------     ------------
Cash provided by operating activities.......................................           2,278           71,052
                                                                                ------------     ------------

Cash flows from financing activities:
   Proceeds from:
      Issuance of common stock..............................................           1,422            1,049
      Subordinated and other debt...........................................               -           80,000
   Payments for:
      Purchase of common stock..............................................          (9,790)               -
      Dividends on common stock.............................................          (5,477)          (5,440)
      Subordinated and other debt...........................................          (5,000)         (15,641)
      Revolving credit agreement, net.......................................               -          (30,000)
                                                                                ------------     ------------

Cash provided (used) by financing activities................................         (18,845)          29,968
                                                                                ------------     ------------

Cash flows from investing activities:
   Proceeds from:
      Gain on sale of investment securities.................................          15,378                -
      Investment dividends and sales of nonmarketable securities............               -            1,707
   Payments for:
      Equipment, leasehold improvements and other...........................          (3,594)         (10,966)
      Acquisition, net of cash acquired.....................................               -          (95,588)
                                                                                ------------     ------------
Cash provided (used) by financing activities................................          11,784         (104,847)
                                                                                ------------     ------------

Decrease in cash and cash equivalents.......................................          (4,783)          (3,827)
   Cash and cash equivalents:
      At beginning of period................................................          47,273           35,909
                                                                                ------------     ------------
      At end of period......................................................    $     42,490     $     32,082
                                                                                ============     ============

Income tax payments totaled $19,049,000 and $3,112,000 and interest payments totaled $33,261,000 and $31,577,000 during the six months ended June 30, 1999 and 1998, respectively. During the six months ended June 30, 1998, the Company had non-cash financing activity of $21,657,000 representing subordinated debentures issued as a portion of the consideration paid for an acquisition. Also for the six months ended June 30, 1999 and 1998, respectively, the Company had net non-cash financing activity of $4,747,000 and $4,149,000 associated with the crediting of common stock to deferred compensation plan participants.

                   See notes to consolidated financial statements.

                               DAIN RAUSCHER CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

A.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the six-months ended June 30, 1999, are not necessarily indicative of future results.

       We have reclassified certain prior year amounts in the financial statements to conform with our 1999 presentation.

B.       ACQUISITION

         On March 31, 1998, our broker-dealer subsidiary, Dain Rauscher Incorporated ("DRI"), acquired Wessels, Arnold, & Henderson, LLC ("WAH"), a privately held investment banking and institutional equity sales and trading firm based in Minneapolis. The transaction was accounted for as a purchase and, accordingly, the revenue and operating results of WAH are only included in the consolidated statement of operations since April 1, 1998.

       We paid $120 million of cash and issued five-year, zero coupon, subordinated debentures with a June 30, 1999 discounted value of $21.1 million ($27 million face amount) to acquire WAH. Goodwill of approximately $118 million is recorded and is amortized over an estimated life of 25 years. The amortization of goodwill is deductible for tax purposes.


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

D.       SHORT-TERM BORROWINGS

         On May 31, 1999, we entered into a new $67 million committed, revolving credit agreement, which replaced an existing $50 million committed, revolving credit agreement originally dated March 20, 1998. Our new agreement expires May 31, 2000 and contains two further one-year renewal options. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at June 30, 1999. Under the terms of this credit agreement, we must comply with covenants regarding net worth, regulatory net capital and limitations on indebtedness, among others.

E.       SUBORDINATED AND OTHER DEBT

         On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks in connection with the acquisition of WAH. Proceeds from this loan qualify as regulatory capital. Term loans under this agreement are unsecured, and consist of advances bearing interest generally at either the current LIBOR plus 160 basis points, or the lead bank's published Reference Rate, at our discretion. Under the agreement DRI will make quarterly payments of $5.0 million. These payments began on April 1, 1999, and the final payment is due on December 31, 2002. DRI must also comply with covenants in the agreement regarding net worth and regulatory net capital. During the 1999 second quarter we entered into an interest rate swap agreement for this subordinated debt. This interest rate swap allows us to pay a fixed rate of 6.895% on our subordinated loan, rather than the variable LIBOR denominated rate of the original debt agreement.

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

SUMMARY

        Following is a consolidated summary of our operating income and results of operations for the three and six months ended June 30, 1999 and 1998:

                                                          THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED  JUNE 30,
                                                       -------------------------------    -------------------------------
                                                              1999              1998             1999              1998
                                                       -------------------------------    -------------------------------
Revenue..........................................      $      251,606    $     208,482    $      472,263    $     396,496
Interest expense.................................             (19,051)         (20,466)          (35,104)         (36,033)
                                                       --------------    -------------    --------------    -------------
Net revenue......................................             232,555          188,016           437,159          360,463
Operating expenses excluding interest and
   acquisition-related charge....................             205,496          169,528           389,333          325,138
                                                       --------------    -------------    --------------    -------------
Operating income before taxes....................              27,059           18,488            47,826           35,325
Income tax expense from operations...............             (10,147)          (6,656)          (17,935)         (12,717)
                                                       --------------    -------------    --------------    --------------
Net operating income.............................              16,912           11,832            29,981           22,608
Gain on sale of investment (net of tax)..........                   -                -             9,611                -
Acquisition-related charge (net of tax)..........                   -                -                 -          (12,800)
                                                       --------------    -------------    ---------------   --------------
Net income.......................................      $       16,912    $      11,832    $       39,502    $       9,808
                                                       ==============    =============    ==============    =============

EARNINGS PER SHARE:

From net operating income:
   Basic.........................................      $         1.37    $        0.96    $         2.40    $        1.83
   Diluted.......................................                1.26             0.90              2.24             1.72

Net:
   Basic.........................................      $         1.37    $        0.96    $         3.18    $        0.79
   Diluted.......................................                1.26             0.90              2.96             0.74

        Consolidated earnings for the six months ended June 30, 1999 include a $15.4 million pre-tax gain on the sale of an equity investment, which increased net earnings per diluted share by $0.72. Consolidated 1998 six-month results include a $20 million merger-related charge we recorded in conjunction with the acquisition of WAH. This charge covered severance, facilities consolidation and other expenses related to the merger.


RESULTS OF OPERATIONS BY TRANSACTION TYPE

         Commission revenue increased $8.3 million (11%) in the 1999 second quarter over the prior year quarter and $18.6 million (13%) during the first six months of 1999 versus the same period in 1998. Strong sales of listed securities during the first half of 1999 continued to drive increases in commission revenue. The continued strength of securities markets (particularly as measured by NASDAQ and NYSE indices) amid the positive performance of the U.S. economy has pushed securities prices and trading volumes higher in 1999. These price and volume increases, which result in higher commissions on a greater number of securities transactions, were the most important factors in increasing our commission revenue for the three and six months ended June 30, 1999 over the same periods in 1998. Stronger sales of insurance and annuity products in the first half of 1999 versus the prior year also contributed to the increase in commission revenue from the prior year.

        Investment banking and underwriting revenue rose more than 50%, in both the second quarter and first half of 1999, compared to the same periods a year ago. A $20.5 million (52%) increase in the 1999 second quarter versus the 1998 second quarter, and a $31.7 million (51%) increase year to date in 1999 versus the first six months of 1998. Robust equity capital markets activity, particularly from initial and secondary offerings in the technology sector, drove these strong revenue increases.

        Revenue from principal transactions increased $7.2 million (22%) in the 1999 second quarter versus the same period in 1998, and $12.9 million (19%) in the first six months of 1999 versus the first six months of 1998. Higher sales and trading of over-the-counter equity securities, as well as higher revenue from sales of mortgage-backed securities and municipal and government bonds resulted in higher revenues for the first six months of the year. Fixed income trading revenue, affected by the impact of Fed activities late in June and general uncertainty in the U.S. capital markets, declined in the second quarter of 1999. First quarter 1999 trading results offset some of the effect of this decline for the full six-month period.

         Correspondent clearing revenue rose 32% ($1.4 million) in the 1999 second quarter versus the 1998 second quarter and 32% ($2.8 million) for the first half of 1999 versus 1998. Favorable market conditions and strong investor activity resulted in increased customer transactions in the current year.

        Net interest income increased $2.4 million (18%) in the second quarter of 1999 from the 1998 quarter. Interest income increased slightly quarter over quarter with an increase in margin loan balances (related to favorable market conditions and low interest rates). Interest expense declined quarter over quarter as we incurred less interest expense on certain repurchase agreements used to finance our securities inventories in the 1999 quarter. Net interest income for the first six months of 1999 versus 1998 was essentially unchanged. Average margin spreads (the difference between the rate our customers pay us on margin loans and our average borrowing cost) were not significantly different in the first half of 1999 versus the same period in 1998.

         Asset management revenue increased $2.8 million (18%) in the 1999 second quarter over the prior year quarter and $6.4 million (22%) for the first six months of 1999 versus the first six months of 1998. Assets under management at Insight Investment Management Inc. ("Insight"), our money management subsidiary, increased 11% as of June 30, 1999 versus June 30, 1998, although some of this increase was driven by rising market valuations of assets already under management. Assets under management in other managed account programs at DRI also increased during the first six months of 1999.

        Other revenue increased $1.9 million (27%) in the 1999 second quarter over the 1998 quarter, and $3.1 million (23%) in the first half of 1999 versus the first half of 1998. This revenue growth was primarily due to increases in various retail customer product and service fees. Year to date 1999 results also include a nonrecurring gain of $15.4 million resulting from our sale of an equity investment in the first quarter of the year.

         During the 1999 second quarter, compensation and benefits increased $29.8 million (25%) from the prior year quarter. Compensation and benefits also increased $49.8 million (22%) in the first half of the year over the same period in 1998. These increases in compensation and benefits were directly related to net operating revenue increases in the same periods of 24% and 21%, receptively. Compensation as a percent of net operating revenue was essentially unchanged at 64% in the 1999 second quarter versus 63% in 1998's second quarter, and 64% of operating revenue for the first six months of 1999 versus 64% during the same period a year ago.

         Operating expenses, other than compensation and benefits, increased in the 1999 second quarter by $6.1 million (12%) from the 1998 quarter. During the 1999 second quarter we closed or consolidated three retail offices, resulting in $2.5 million of office-closing expenses. The remaining expense increases, particularly for travel and promotional expenses, were directly due to increases in business activity and revenue for the period. For the first six months of 1999 operating expenses increased $14.4 million (15%) from the 1998 period, excluding the impact of the $20 million (pre-tax) WAH acquisition-related charge. Expenses for the first six months of 1999 versus 1998 are not directly comparable as the impact of the WAH merger, including amortization expense on goodwill from the WAH acquisition, are only included for three months of 1998.

RESULTS OF OPERATIONS BY BUSINESS LINE

        Our business includes three major segments: Private Client Group, which includes securities sales to individual investors, correspondent clearing, and asset management for individual investors; Equity Capital Markets, which includes investment banking and underwriting and equity sales and trading; and Fixed Income Capital Markets, which includes fixed income securities trading, sales, underwriting, and advisory services. All corporate expenses, and miscellaneous revenues and expenses, which are not allocated to individual business lines, are included below in "Corporate".

(Dollars in thousands)                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------    -------------------------------
                                                              1999              1998             1999              1998
                                                       -------------------------------    -------------------------------
NET REVENUE
   Private Client Group..........................      $      149,182    $     133,981    $      292,101    $     263,640
   Equity Capital Markets........................              58,610           26,395            92,025           42,986
   Fixed Income Capital Markets..................              22,154           24,714            47,169           45,749
   Corporate:
      Staff and other............................               2,609            2,926             5,864            8,088
      Gain on sale of investment.................                   -                -            15,378                -
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................      $      232,555    $     188,016    $      452,537    $     360,463
                                                       ==============    =============    ==============    =============


(Dollars in thousands)                                    THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                       -------------------------------    -------------------------------
                                                              1999              1998             1999              1998
                                                       -------------------------------    -------------------------------
PRE-TAX INCOME (LOSS)
   Private Client Group..........................      $       17,638    $      14,148    $       32,847    $      27,841
   Equity Capital Markets........................              10,076             (280)           11,244           (2,427)
   Fixed Income Capital Markets..................              (1,144)           2,267               953            3,264
   Corporate:
      Staff and other............................                 489            2,353             2,782            6,647
      Acquisition related charge.................                   -                -                 -          (20,000)
      Gain on sale of investment.................                   -                -            15,378                -
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................      $       27,059    $      18,488    $       63,204    $      15,325
                                                       ==============    =============    ==============    =============

                                                          THREE MONTHS ENDED  JUNE 30,        SIX MONTHS ENDED  JUNE 30,
                                                       -------------------------------    -------------------------------
                                                              1999              1998             1999              1998
                                                       -------------------------------    -------------------------------
PRE-TAX MARGIN ON NET REVENUE
   Private Client Group..........................                  12%              11%               11%              11%
   Equity Capital Markets........................                  17              n/m                12              n/m
   Fixed Income Capital Markets..................                 n/m                9                 2                7
   Corporate.....................................                  19               81                48               82
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................                  12%              10%               14%               4%

         PRIVATE CLIENT GROUP: Private Client Group ("PCG") generates revenue primarily from commissions earned by investment executives on individual (retail) investor activity. Additional sources of revenue include asset management fees paid to the group by Insight from the Great Hall money market funds, and fees paid by customers for us to manage or arrange the management of their portfolios. PCG also earns interest from customers who have borrowed funds to purchase securities (margin accounts). Revenue generated from correspondent (or trade) clearing is also included in PCG. Correspondent clearing fees are paid to us by outside (introducing) brokers to act as their representative with financial exchanges, to clear and settle their clients' transactions, and to extend credit to their clients to purchase securities (margin accounts).

         PCG's increased commission revenue in the second quarter and first half of 1999 resulted from higher sales of listed securities and annuity and other insurance products. Commission revenue increased directly in line with both trade volumes and securities prices on the NASDAQ, NYSE and other exchanges. Correspondent clearing contributed to the revenue increase in 1999 as favorable market conditions drove increases in customer transaction volumes. Asset management fees also were higher in the second quarter and first half of 1999, resulting mainly from higher levels of assets under administration in both Great Hall Funds and in other fee-based managed account programs. Assets under administration also increased partly as a result of rising market valuations of assets already under management. Assets under administration totaled $63 billion as of June 30, 1999 versus $57 billion at December 31, 1998.

         PCG pretax income increased 25% in the second quarter of 1999 versus the same period in 1998, and 18% for the first six months of 1999 versus the first six months of 1998. Despite $2.5 million of expenses related to closing two retail offices and consolidating another in the second quarter of 1999, margins remained stable, as other operating expenses declined in the second quarter from 1998 levels. These operating expense reductions resulted from PCG not incurring the transitional and other integration expenses incurred in 1998 related to the combination of broker-dealer operations. PCG's compensation and benefits ratio decreased slightly as a percent of net revenue to 44.3% in second quarter 1999 compared with 45.0% in 1998's first quarter. Compensation and benefits as a percent of net revenue also declined on a year-to-date basis in 1999 to 44.2% versus 45.1% in 1998. PCG incurred certain transitional compensation expenses related to the combination of our two broker-dealers in 1998, which expired at the end of that year. Compensation and benefits in 1999 do not include these one-time costs.

         EQUITY CAPITAL MARKETS: Equity Capital Markets ("ECM") revenue comes from several sources: trading fees from purchasing registered securities and selling them to customers or institutions through our institutional sales force or our Private Client Group; underwriting fees, which may include valuations, private placements, initial public offerings ("IPOs"); and merger and acquisition ("M&A") or other advisory fees. ECM revenue also includes fees from our syndicate activities, which involve participating with other securities firms in underwriting securities offerings, IPO's, and other registered securities. All of these various fees are included in investment banking and underwriting fees on our consolidated statement of operations. ECM also makes-a-market (trades) and provides research coverage in certain over-the-counter and listed securities. These activities allow ECM to develop expertise in selected market sectors both to increase investment banking opportunities and to provide services to our institutional and retail customers. ECM trading gains and losses are included in principal transactions on our consolidated statement of operations. Commissions earned from transactions on newly issued securities sold through our Private Client Group are included in PCG's business line revenue.

         ECM's revenue rose strongly in both the second quarter and first half of 1999. Investment banking revenue more then doubled in the first six months of 1999 versus the same period a year ago. This revenue increase was led by strong underwriting activity, with ECM completing 45 public equity transactions in the first half of 1999. While activity in the technology sector continued to be strong in 1999's second quarter (as it had been in the 1999 first quarter), ECM also completed underwriting transactions in the energy, consumer, healthcare and financial services sectors. M&A and private placement revenue increased in the second quarter of 1999 over 1998, with 8 transactions completed in the 1999 quarter, including a $7.5 million fee from one transaction. Institutional equity sales and syndicate business were also up sharply in 1999 over the prior year for both the second quarter and the year to date periods.

         ECM pretax income and margin improved significantly as compensation and benefits declined as a percent of ECM's significantly higher revenue in the quarter and year to date periods. Compensation and benefits was 67.7% of revenue in the second quarter of 1999 versus 69.6% in 1998's first quarter, despite an increase in the number of employees in 1999. Year to date 1999 compensation and benefits as a percent of revenue was 67.5% in 1999 versus 71.4% in 1998. Although promotional and travel expenses increased in the first half of 1999 versus the same period in 1998, this increase was directly related to the increase in investment banking activity and revenue.

         FIXED INCOME: Fixed Income Capital Market's ("FICM") revenue comes from municipal fixed income underwriting fees, as well as taxable and tax-exempt fixed income securities sales and trading. FICM underwriting fees come from purchasing the tax-exempt fixed income securities of municipalities, counties, cities, school districts and other community development organizations. These securities are then resold, primarily to our individual and institutional customers. FICM also generates revenue from acting as a financial advisor to state and local governments and other community development organizations reviewing financing options or preparing for bond issues. These fees are all included in investment banking and underwriting fees on our consolidated statement of operations. FICM also makes-a-market in certain fixed income securities, primarily to offer these securities to our individual and institutional customers. This trading income is included as part of principal transaction revenue on our consolidated statement of operations. FICM earns interest from the fixed income securities purchased or held in inventory, as well as from entering into reverse repurchase transactions. FICM also pays interest on the short-term bank borrowings and repurchase agreements used to finance trading inventories as well as securities sold short to hedge inventory positions.

         FICM's 3% net revenue increase for the current year to date over 1998 was driven primarily by increases in taxable and municipal fixed income securities sales as we increased our taxable securities sales force in the first half of 1999 over 1998 levels. During the second quarter of 1999, trading results for taxable and municipal, fixed income securities declined sharply from the prior year quarter. Market uncertainty over interest rates and unsuccessful hedging strategies on certain fixed income securities (designed to mitigate market uncertainty) contributed to the negative trading results. Municipal securities advisory and underwriting revenue continued to decline in the second quarter of 1999 (as they had in the first quarter) from the same periods a year ago as FICM completed fewer transactions during 1999. Overall the market for municipal securities issuances continued to be soft. Retail sales of fixed income securities (other than municipal equities) also declined in the second quarter of 1999, as given favorable equity market conditions and interest rate uncertainties individual investors tended to favor stocks over bonds. These factors contributed to a net revenue decline in the second quarter of 1999 of 10% from the same period a year ago.

         FICM's margins were significantly eroded by the downturn in trading revenue in the second quarter of 1999. Compensation and benefits as a percent of net revenue also increased in the quarter and year to date periods as a result of the trading revenue decline. Compensation and benefits as a percent of net revenue rose to 67.9% in the quarter versus 61.4% in the first quarter of 1998. For the first half of 1999, compensation and benefits as a percent of revenue also rose, to 64.9% versus 61.0% in 1998. Operating expenses rose modestly in the first half of the year as we increased our sales force, the number of fixed income offices, and made other investments in building our infrastructure. These expense increases also contributed to the margin decline in the first half of the year.

         NONRECURRING ITEMS: The 1999 nonrecurring gain of $15.4 million represents profit on the sale of an equity investment. In the first quarter of 1998 we expensed $20 million, pre-tax, in merger costs related to the WAH acquisition.

         CORPORATE: Corporate revenue consists primarily of asset management fees generated by Insight, and net interest that is not allocated to a specific business line. Insight manages the Great Hall money market funds and certain institutional fixed income managed accounts. Great Hall asset management fees increased in 1999 as assets under management at Insight rose strongly in the first half of the year. Corporate revenue may also include the proceeds from periodic sales of investment securities we hold.

         Corporate expense includes goodwill amortization, professional fees, and any other non-allocated expenses. Amortization of WAH goodwill represents a significant portion of the increase in 1999 corporate expense from the same period in 1998, as 1999 year-to date Corporate expense includes a full six months of amortization versus only three months in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         On May 31, 1999, we entered into a new $67 million committed, revolving credit agreement, replacing a $50 million committed, revolving credit agreement originally dated March 20, 1998. This new agreement expires May 31, 2000 and contains two further one-year renewal options. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at June 30, 1999. Under the terms of this credit agreement, we must comply with covenants regarding net worth, regulatory net capital and indebtedness, among others.

       As described in Note L of the Consolidated Financial Statements of our 1998 Annual Report on Form 10-K, DRI must comply with certain regulations of the SEC and New York Stock Exchange, Inc. measuring capitalization and liquidity. DRI continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At June 30, 1999, net capital was $130.5 million, 8.1 percent of aggregate debit balances and $50.0 million in excess of the 5-percent requirement.

        During each of the 1999 first and second quarters, we declared and paid a regular quarterly dividend on our common stock of $.22 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on the Company's future financial condition, earnings and available funds.

        On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks in connection with the acquisition of WAH. See Note D for further discussion of this subordinated loan agreement. During the 1999 second quarter we entered into an interest rate swap agreement for this $80 million subordinated debt. This interest rate swap allows us to pay a fixed rate on our subordinated loan, rather than the variable LIBOR denominated rate of the original debt agreement. On March 31, 1998, we also issued $27 million (face amount) in 5-year zero coupon subordinated debentures related to the acquisition of WAH. See Note B for further discussion of these debentures.


MARKET RISK

        The types of transactions in which we participate and the types of inventory we hold remain essentially unchanged since year-end 1998. See the Market Risk discussion of Item 7 (Management's Discussion and Analysis) of our Annual Report on Form 10-K for the year ended December 31, 1998 for a further discussion of this issue.


YEAR 2000 ISSUE AND TECHNOLOGY

        The technological problems, which may occur upon reaching the Year 2000, have been widely discussed in the electronic and print media, as well as among government and securities industry officials. Since the early 1990s, we have taken steps to assess and implement upgrade plans, and test our hardware and software systems for Year 2000 compliance. In 1993, we consolidated the back-office operations of our subsidiary broker-dealers (Dain Bosworth and Rauscher Pierce Refsnes). With that consolidation, we upgraded or replaced the bulk of our mission-critical mainframe data processing systems. While we performed these upgrade and replacement projects primarily for competitive reasons, these systems were also made Year 2000-compliant at that time.

        Our Year 2000 Task Force, assembled in 1998, is headed by our Chief Financial Officer and our Chief Information Officer. The Task Force analyzes our internal information technology ("IT") and non-IT systems, including critical connections to and outsourced systems supplied by vendors, for Year 2000 readiness. The Task Force also identifies and prioritizes our critical third-party relationships, including those with securities exchanges, vendors, clients, and transaction counterparties; and communicates with them about their plans and progress in addressing the Year 2000 problem. We have consulted with the Securities Industry Association ("SIA") and other industry participants to formulate our Year 2000 program. Our activities follow a comprehensive Year 2000 project plan (the "Year 2000 Plan"), which covers our mission-critical IT and non-IT systems and third-party interfaces. The Year 2000 Plan includes steps for inventory, assessment, remediation and testing, along with a detailed schedule for completing each of the segments.

        Substantially all of our mission-critical internal mainframe systems have been assessed, modified to achieve Year 2000 compliance, tested, implemented and run in daily production. We have upgraded and tested our external interfaces as each service provider informed us that the external interface was ready for testing. We identified approximately 300 mission-critical mainframe interfaces (with 80 third-parties) and have determined they are either Year 2000-compliant or not affected by Year 2000 sensitivity. Interfaces were evaluated through internal testing and also during industry-wide testing in March and April of this year.

        Identifying whether significant Year 2000 problems exist in placing, settling and clearing orders and trades was a key objective of this March and April 1999 testing coordinated by the SIA. In announcing the results of the industry-wide testing, the SIA stated that "virtually all of the simulated trades entered over the six test weekends were processed free of Y2K bugs." Our internal evaluation of our own performance during the testing was consistent with these results and showed that we experienced no Y2K-related errors. Testing of other (non-trading) mainframe systems was completed by July 31,

1999. While there can be no assurance, we believe that our internal systems will not experience significant disruption in connection with the Year 2000, and that all critical testing and remediation will be completed by August 31, 1999.

         The assessment and remediation of our server systems, local and wide area network systems, voice systems and facilities is substantially complete. Further testing of these systems, however, will continue throughout the remainder of 1999.

        As of June 30, 1999 we have spent approximately $1.4 million on Year 2000-related planning, testing and upgrades or replacements. Such costs have not had, and are not expected to have, a material effect on our consolidated financial statements. We anticipate spending approximately $2.1 million on Year 2000-related testing during all of 1999. We believe that we will be able to fund any such future costs from operations.

        Our business is highly dependent on communications, trading, information and data processing systems. Although we have outsourced some communications, quotations and trading systems services, we maintain our own order-routing and back-office processing system. We have in place tested disaster recovery systems. However, if our internal systems, vendors, other information providers, the securities exchanges, clearing agencies and other securities firms or financial institutions with which we transact business, experience any significant disruption in connection with the Year 2000, the disruption could affect our ability to conduct business and may have a material adverse effect on our financial results. We have developed and documented contingency plans to provide for continuity of processing under various scenarios. We continue to update these plans based on the results of our systems testing and upgrades.

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

MIDWEST LIFE INSURANCE COMPANY LITIGATION

DIXON V. THE MIDWEST LIFE INSURANCE COMPANY V. INTERRA FINANCIAL
INCORPORATED, ET AL. - The Court dismissed the claims for breach of fiduciary duty and conspiracy to breach fiduciary duty in June 1999. The motion to dismiss the RICO claim is pending.

STATE OF ARIZONA SEC PROCEEDING ("YIELD-BURNING")

SEC V. RAUSCHER PIERCE REFSNES, INC., ET AL. - DRI is attempting to resolve this action in a manner that also would involve the resolution of allegations of "yield-burning" relating to a substantial number of other negotiated, tax-exempt, advance refunding municipal bond transactions in which RPR and DBI participated, generally as either financial advisor or underwriter, between 1990 and 1994. These refunding transactions ranged in par amount from approximately $200,000 to $180 million.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the regular Annual Meeting of Stockholders of the Company held on April 27, 1999, the stockholders elected ten directors and ratified the appointment of KPMG LLP as the registrant's independent auditors.

         Voting results of each of those items were as follows:

         Election of Directors:

                                                                         For                      Withheld
                                                                         ---                      --------
        J. C. Appel                                                   10,916,901                   413,151
        J. E. Attwell                                                 10,923,445                   406,607
        S. S. Boren                                                   10,860,152                   469,900
        F. G. Fitz-Gerald                                             10,891,220                   438,832
        W. F. Mondale                                                 10,801,280                   528,772
        C. A. Rundell, Jr.                                            10,906,646                   423,406
        R. L. Ryan                                                    10,997,573                   332,479
        A. R. Schulze, Jr.                                            10,943,785                   386,267
        I. Weiser                                                     10,839,723                   490,329
        K. J. Wessels                                                 10,909,700                   420,352

                                                                For              Against           Abstain
                                                                ---              -------           --------
       Ratification of Appointment of Auditors               11,183,373          107,828            38,851

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

   ITEM NO.                         ITEM                                              METHOD OF FILING
   --------                         ----                                              ----------------
      4.6     Credit Agreement among Dain Rauscher Corporation,                         Filed herewith
                   U.S. Bank National Association, Norwest Bank of Minnesota
                   National Association, The Bank of New York, and Credit
                   Lyonnais New York Branch dated May 31, 1999.

      11      Computation of Earnings Per Share.                                        Filed herewith.

      27      Financial Data Schedule.                                                  Filed herewith.

(b)  Reports on Form 8-K

     One Report on Form 8-K was filed during the quarter ended June 30, 1999.

(1)      Item reported:
         Exhibit 99.1 Press release announcing registrant's settlement of litigation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             DAIN RAUSCHER CORPORATION
                                                    Registrant



Date:      August 12, 1999            By          David J. Parrin
     ------------------------             --------------------------------
                                                  David J. Parrin
                                               Senior Vice President
                                                  and Controller
                                          (Principal Accounting Officer)

                             DAIN RAUSCHER CORPORATION
                INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                          FOR QUARTER ENDED JUNE 30, 1999


(a)  Exhibits

     ITEM NO.                         ITEM                                              METHOD OF FILING
     --------                         ----                                              ----------------
     4.6      Credit Agreement among Dain Rauscher Corporation,                        Filed herewith
                   U.S. Bank National Association, Norwest Bank of Minnesota
                   National Association, The Bank of New York, and Credit
                   Lyonnais New York Branch dated May 31, 1999.

      11      Computation of Earnings Per Share.                                        Filed herewith.

      27      Financial Data Schedule.                                                  Filed herewith.