Form 10-Q
period 1999-09-30
DAIN RAUSCHER CORP
filed 1999-11-15
CIK 50916

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q



           /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

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

              As of October 31, 1999, the Company had 12,484,418 shares of common stock outstanding.

================================================================================

                            DAIN RAUSCHER CORPORATION
          REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
I.   FINANCIAL INFORMATION:

     Item 1.      Financial Statements

                  Consolidated Balance Sheet.........................................................    3

                  Consolidated Statement of Operations...............................................    4

                  Consolidated Statement of Cash Flows...............................................    5

                  Notes to Consolidated Financial Statements.........................................    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................................    8


II.  OTHER INFORMATION:

     Item 1.      Legal Proceedings..................................................................   16



     Item 6.      Exhibits and Reports on Form 8-K...................................................   17

                  Signatures.........................................................................   18

                  Index of Exhibits..................................................................   19

                  Exhibits...........................................................................   20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                           DAIN RAUSCHER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1999             1998
                                                                                -------------    -------------
                                                                                  (UNAUDITED)
Assets:
   Cash and cash equivalents................................................    $     37,822     $     47,273
   Receivable from customers................................................       1,324,932        1,172,398
   Receivable from brokers and dealers......................................         295,085          288,207
   Securities purchased under agreements to resell..........................         115,621          237,662
   Trading securities owned, at market......................................         343,651          379,901
   Equipment and leasehold improvements, at cost, net of depreciation.......          48,690           48,271
   Other receivables........................................................         119,228           83,957
   Deferred income taxes....................................................          46,840           48,219
   Goodwill, net of amortization............................................         115,817          121,580
   Other assets.............................................................          28,626           39,019
                                                                                ------------     ------------

                                                                                $  2,476,312     $  2,466,487
                                                                                ============     ============

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings....................................................    $     80,909     $    127,415
   Customer drafts payable..................................................          53,154          109,396
   Payable to customers.....................................................         529,102          585,848
   Payable to brokers and dealers...........................................         857,054          690,459
   Securities sold under repurchase agreements..............................          58,627           38,354
   Trading securities sold, but not yet purchased, at market................         125,592          240,825
   Accrued compensation.....................................................         172,895          139,703
   Other accrued expenses...................................................         117,609           92,209
   Subordinated and other debt..............................................         107,704          112,505
                                                                                ------------     ------------

                                                                                   2,102,646        2,136,714
                                                                                ------------     ------------
Shareholders' equity:
   Common stock.............................................................           1,608            1,580
   Additional paid-in capital...............................................         118,251          112,142
   Retained earnings........................................................         276,961          230,421
   Treasury stock, at cost..................................................         (23,154)         (14,370)
                                                                                ------------     ------------

                                                                                     373,666          329,773
                                                                                ------------     ------------

                                                                                $  2,476,312     $  2,466,487
                                                                                ============     ============






                 See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                        THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------  --------------------------------
                                                              1999              1998             1999              1998
                                                       ---------------------------------  --------------------------------
Revenue:
   Commissions...................................      $       75,499    $      75,414    $      242,868    $     224,135
   Investment banking and underwriting...........              56,837           28,385           149,720           89,600
   Principal transactions........................              42,329           36,139           124,879          105,767
   Interest......................................              33,553           33,546            99,128           99,110
   Asset management..............................              20,147           16,349            55,440           45,211
   Correspondent clearing........................               4,966            4,298            16,695           13,192
   Gain on sale of investment....................                   -                -            15,378                -
   Other.........................................               9,799            6,631            26,663           20,243
                                                       --------------    -------------    --------------    -------------

   Total revenue.................................             243,130          200,762           730,771          597,258

Interest expense.................................             (18,253)         (19,935)          (53,357)         (55,968)
                                                       --------------    -------------    --------------    -------------

Net revenue......................................             224,877          180,827           677,414          541,290
                                                       --------------    -------------    --------------    -------------


Operating expenses:
   Compensation and benefits.....................             144,005          120,180           424,887          351,309
   Occupancy and equipment rental................              14,605           12,669            42,944           35,962
   Communications................................              12,558           12,248            37,404           36,580
   Travel and promotional........................               8,830            9,956            27,259           25,402
   Floor brokerage and clearing fees.............               3,153            3,658            10,003            9,361
   Other.........................................              17,219           16,637            47,205           41,872
   Acquisition-related expense...................                   -                -                 -           20,000
                                                       --------------    -------------    --------------    -------------

Total operating expenses.........................             200,370          175,348           589,702          520,486
                                                       --------------    -------------    --------------    -------------

Income before income taxes.......................              24,507            5,479            87,712           20,804
   Income taxes..................................              (9,190)          (1,972)          (32,892)          (7,489)
                                                       --------------    -------------    --------------    -------------

Net income.......................................      $       15,317    $       3,507    $       54,820    $      13,315
                                                       ==============    =============    ==============    =============

Earnings per share:
   Basic.........................................      $         1.23    $        0.28    $         4.41    $        1.08
                                                       ==============    =============    ==============    =============
   Diluted.......................................      $         1.13    $        0.27    $         4.09    $        1.01
                                                       ==============    =============    ==============    =============

Dividends per share..............................      $          .22    $         .22    $          .66    $         .66
                                                       ==============    =============    ==============    =============



                 See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                     1999             1998
                                                                                -------------    --------------
Cash flows from operating activities:
   Net income ..............................................................    $     54,820     $     13,315
   Adjustments to reconcile income to cash provided
      by operating activities:
         Depreciation and amortization......................................          18,372           13,658
         Deferred income taxes..............................................           1,379            1,773
         Other non-cash items...............................................          11,990            8,025
         Net payable to brokers and dealers.................................         159,716           78,634
         Securities purchased under agreements to resell....................         122,041         (199,291)
         Net trading securities owned and trading
            securities sold, but not yet purchased..........................         (78,983)         201,026
         Short-term borrowings and drafts payable
            of securities companies.........................................        (102,748)         (14,215)
         Net receivable from customers......................................        (209,280)         (30,716)
         Other receivables..................................................         (35,271)          (6,282)
         Securities sold under repurchase agreements........................          20,273           46,913
         Accrued compensation...............................................          33,192          (14,935)
         Accounts payable and other accrued liabilities.....................          21,610          (27,080)
         Other..............................................................         (15,177)          44,234
                                                                                ------------     ------------
Cash provided by operating activities.......................................           1,934          107,059
                                                                                ------------     ------------

Cash flows from financing activities:
   Proceeds from:
      Issuance of common stock for exercise of stock options................           1,766            2,257
      Subordinated and other debt...........................................               -           80,000
   Payments for:
      Subordinated and other debt...........................................         (10,000)         (15,641)
      Purchase of common stock..............................................          (9,790)               -
      Dividends on common stock.............................................          (8,219)          (8,172)
      Revolving credit agreement, net.......................................               -          (50,000)
                                                                                ------------     ------------
Cash provided (used) by financing activities................................         (26,243)           8,444
                                                                                ------------     ------------

Cash flows from investing activities:
   Proceeds from:
      Gain on sale of investment securities.................................          15,378                -
      Investment dividends and sales of nonmarketable securities............               -            1,967
   Payments for:
      Equipment, leasehold improvements and other...........................            (520)         (15,495)
      Acquisition, net of cash acquired.....................................               -          (95,588)
                                                                                ------------     ------------
Cash provided (used) by investing activities................................          14,858         (109,116)
                                                                                ------------     ------------

Decrease in cash and cash equivalents.......................................          (9,451)           6,387
   Cash and cash equivalents:
      At beginning of period................................................          47,273           35,909
                                                                                ------------     ------------
      At end of period......................................................    $     37,822     $     42,296
                                                                                ============     ============




                 See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1998. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the three and nine-month periods ended September 30, 1999, are not necessarily indicative of future results.

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

       We paid $120 million of cash and issued five-year, zero coupon, subordinated debentures with a September 30, 1999 discounted value of $21.1 million ($27 million face amount) to acquire WAH. Goodwill of approximately $118 million was recorded and is being amortized over an estimated life of 25 years. The amortization of goodwill is deductible for tax purposes.


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

D.     SHORT-TERM BORROWINGS

       On May 31, 1999, we entered into a $67 million committed, revolving credit agreement, which replaced an existing $50 million committed, revolving credit agreement originally dated March 20, 1998. Our new agreement expires March 17, 2000 and contains two further one-year renewal options. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at September 30, 1999. Under the terms of this credit agreement, we must comply with covenants regarding net worth, regulatory net capital and limitations on indebtedness, among others.

E.     SUBORDINATED AND OTHER DEBT

       On November 3, 1999, we entered into a new $50 million five-year term loan agreement with a group of banks. This loan is unsecured and bears an interest rate of LIBOR plus 175 basis points, and is repayable in 12 equal quarterly installments beginning January 2002. There are no restrictions on our use of the loan proceeds.

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

DRI must also comply with covenants in the agreement including those regarding net worth and regulatory net capital. During the 1999 second quarter we entered into an interest rate swap agreement for this subordinated debt. This interest rate swap allows us to pay a fixed rate of 6.895% on our subordinated loan, rather than the variable LIBOR denominated rate under the original debt agreement.

F.     SEGMENT INFORMATION
       See Item 2 "Management's Discussion and Analysis" for a discussion of our results by business line.

G.     SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

       Income tax payments totaled $27,429,000 and $3,649,000 during the nine months ended September 30, 1999 and 1998, respectively. Interest payments totaled $53,132,000 and $50,862,000 during the same respective nine-month periods.

       During the nine months ended September 30, 1998, the Company had non-cash financing activity of $21,657,000 representing subordinated debentures issued as a portion of the consideration paid for an acquisition. Also for the nine months ended September 30, 1999 and 1998, respectively, the Company had net non-cash financing activity of $4,747,000 and $4,149,000 associated with the crediting of common stock to deferred compensation plan participants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This discussion should be read in conjunction with Item 7 (Management's Discussion and Analysis) of our Annual Report on Form 10-K for the year ended December 31, 1998.

SUMMARY

        Following is a consolidated summary of our operating income and results of operations for the three and nine months ended September 30, 1999 and 1998:

                                                        THREE MONTHS ENDED  SEPTEMBER 30,  NINE MONTHS ENDED  SEPTEMBER 30,
                                                       ---------------------------------  --------------------------------
                                                              1999              1998             1999              1998
                                                       ---------------------------------  --------------------------------
Revenue..........................................      $      243,130    $     200,762    $      715,393    $     597,258
Interest expense.................................             (18,253)         (19,935)          (53,357)         (55,968)
                                                       --------------    -------------    --------------    -------------
Net revenue......................................             224,877          180,827           662,036          541,290
Operating expenses excluding interest and
   acquisition-related charge....................             200,370          175,348           589,702          500,486
                                                       --------------    -------------    --------------    -------------
Operating income before taxes....................              24,507            5,479            72,334           40,804
Income tax expense from operations...............              (9,190)          (1,972)          (27,125)         (14,689)
                                                       --------------    -------------    --------------    -------------
Net operating income.............................              15,317            3,507            45,209           26,115
Gain on sale of investment (net of tax)..........                   -                -             9,611                -
Acquisition-related charge (net of tax)..........                   -                -                 -          (12,800)
                                                       --------------    -------------    ---------------   -------------
Net income.......................................      $       15,317    $       3,507    $       54,820    $      13,315
                                                       ==============    =============    ==============    =============

Earnings per share:

From net operating income:
   Basic.........................................      $         1.23    $        0.28    $         3.64    $        2.11
   Diluted.......................................                1.13             0.27              3.37             1.98

Net:
   Basic.........................................      $         1.23    $        0.28    $         4.41    $        1.08
   Diluted.......................................                1.13             0.27              4.09             1.01


        Consolidated earnings for the nine months ended September 30, 1999 include a $15.4 million pre-tax gain on the sale of an equity investment, which increased net earnings per diluted share by $0.72. Consolidated 1998 nine-month results include a $20 million merger-related charge we recorded in conjunction with the acquisition of WAH. This charge covered severance, facilities consolidation and other expenses related to the merger.


RESULTS OF OPERATIONS BY TRANSACTION TYPE

        Commission revenue increased $18.7 million (8%) in the first nine months of 1999 over the prior year, although commission revenue was essentially flat for the third quarter as compared to 1998's third quarter. During the first half of 1999, the securities markets (particularly as measured by NASDAQ and NYSE indices) rose strongly, pushing securities prices and trading volumes higher. These price and volume increases, which result in higher commissions on a greater number of securities transactions, were the most important factors in increasing our commission revenue during the first half of the year. The securities markets were significantly more volatile, however, in the third quarter, with the markets losing some of the first half gains. This volatility, which kept some investors out of the market, was a significant factor in the lack of commission revenue growth in 1999's third quarter versus 1998 and slowed growth on a year-to-date basis. Sales of insurance and annuity products also were strong and contributed to increases in commission revenue for the year.

        Investment banking and underwriting revenue rose more than 100% ($28.4 million) in third quarter 1999 and 67% ($60.1 million) in the first nine months of 1999, compared with the same periods a year ago. Increased equity underwriting activity caused an increase in underwriting receivables included in other receivables on the Consolidated Balance Sheet. Initial and secondary public equity offerings, particularly in the technology sector, drove these strong revenue increases. Advisory fees from mergers and acquisitions in the current year quarter were essentially flat to the prior year period. Municipal advisory fees were down for both the third quarter and year-to-date periods and the market for new issues continued to be soft in 1999, versus a record year for municipal financing transactions in 1998.

        Revenue from principal transactions increased $6.2 million (17%) in third quarter 1999 versus the same period in 1998 and $19.1 million (18%) in the first nine months of 1999 versus the first nine months of 1998. Higher sales and trading of over-the-counter equity securities, as well as higher revenue from sales of fixed income securities pushed revenue increases for the quarter. Higher sales of mortgage-backed securities and municipal and government bonds contributed to increased revenue for the first nine months of the year, particularly during the first half. Fixed income trading revenue, particularly for taxable securities, was up for both the third quarter and the year-to-date over the same periods in 1998

        Correspondent clearing revenue rose 16% ($.7 million) in third quarter 1999 versus 1998 and 27% ($3.5 million) for the first nine months of 1999 versus 1998. Strong investor activity in the equity market for 1999 drove this increase in the current year.

        Net interest income increased $1.7 million (12%) in the third quarter of 1999 from 1998 and $2.6 million (6%) year-to-date. Interest revenue for both the 1999 third quarter and year-to-date was unchanged from the prior year periods. Interest expense declined in 1999's third quarter and nine-month period from the same periods in 1998, as we shifted to lower cost funding sources resulting in lower interest expense. Average margin spreads (the difference between the rate our customers pay us on margin loans and our average borrowing cost) were not significantly different at September 30, 1999 from September 30, 1998.

        Asset management revenue increased $3.8 million (23%) in the 1999 third quarter over the prior year quarter and $10.2 million (23%) for the first nine months of 1999 versus the first nine months of 1998. Rising market valuations of assets already under management caused some of this increase, although we did accumulate new assets under management throughout 1999.

        Other revenue increased $3.2 million (48%) in the 1999 third quarter over the 1998-quarter and $6.4 million (32%) in the first nine months of 1999 versus the same period in 1998. Increases in various retail customer product and service fees were responsible for much of this increase. Year-to-date 1999 results include a nonrecurring gain of $15.4 million resulting from our sale of an equity investment in the first quarter of the year.

        Compensation as a percent of net revenue declined to 64.0% in the 1999 third quarter from 66.5% in 1998's third quarter, and on a year-to-date basis to 64.2% in 1999 versus 64.9% during the corresponding period a year ago.

        Operating expenses increased 2% in third quarter 1999 from 1998. For the first nine months of 1999 operating expenses increased $15.6 million (10%) from the 1998 period, excluding the impact of the $20 million (pre-tax) WAH acquisition-related charge. In the 1999 second quarter and third quarters we closed or consolidated four retail offices, resulting in $3.1 million in closing expenses, $.6 million of which was expensed in the third quarter. Travel and promotional expenses rose in 1999 from 1998 as investment banking activity rose significantly. Most other operating expenses were flat to the prior year, however, 1999's year-to-date period includes a full nine months of amortization expense on goodwill from the WAH acquisition, versus six months for 1998.

RESULTS OF OPERATIONS BY BUSINESS LINE

        Our business includes three major segments: Private Client Group, which includes securities sales to individual investors, correspondent clearing, and asset management for individual investors; Equity Capital Markets, which includes investment banking and underwriting and equity sales and trading; and Fixed Income Capital Markets, which includes fixed income securities trading, sales, underwriting, and advisory services. All corporate expenses, and miscellaneous revenue and expenses, which are not allocated to individual business lines, are included in "Corporate."


(In thousands)                                          THREE MONTHS ENDED  SEPTEMBER 30, NINE MONTHS ENDED  SEPTEMBER 30,
                                                              1999              1998             1999              1998
                                                       ---------------------------------  --------------------------------
NET REVENUE
   Private Client Group..........................      $      139,935    $     130,725    $      432,036    $     394,365
   Equity Capital Markets........................              52,820           21,221           144,845           64,207
   Fixed Income Capital Markets..................              26,926           26,035            74,095           71,784
   Corporate:
      Staff and other............................               5,196            2,846            11,060           10,934
      Gain on sale of investment.................                   -                -            15,378                -
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................      $      224,877    $     180,827    $      677,414    $     541,290
                                                       ==============    =============    ==============    =============

(In thousands)

PRE-TAX INCOME (LOSS)
   Private Client Group..........................      $       13,650    $      10,810    $       46,498    $      38,651
   Equity Capital Markets........................               6,319           (8,087)           17,563          (10,514)
   Fixed Income Capital Markets..................               2,071            2,843             3,025            6,107
   Corporate:
      Staff and other............................               2,467              (87)            5,248            6,560
      Gain on sale of investment.................                   -                -            15,378                -
      Acquisition related charge.................                   -                -                 -          (20,000)
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................      $       24,507    $       5,479    $       87,712    $      20,804
                                                       ==============    =============    ==============    =============


PRE-TAX MARGIN ON NET REVENUE
   Private Client Group..........................                  10%               8%               11%              10%
   Equity Capital Markets........................                  12              n/m                12              n/m
   Fixed Income Capital Markets..................                   8               11                 4                9
   Corporate.....................................                 n/m              n/m               n/m              n/m
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................                  11%               3%               13%               4%
                                                       ==============    =============    ==============    =============


         PRIVATE CLIENT GROUP: Private Client Group ("PCG") generates revenue primarily from commissions earned by investment executives on individual (retail) investor activity. Additional sources of revenue include asset management fees paid to the group by Insight Investment Management Inc. ("Insight") from the Great Hall money market funds, and fees paid by customers for us to manage or arrange the management of their portfolios. PCG also earns interest from customers who have borrowed funds to purchase securities (margin accounts). Revenue generated from correspondent (or trade) clearing is also included in PCG. Correspondent clearing fees are paid to us by outside (introducing) brokers to act as their representative with financial exchanges, to clear and settle their clients' transactions, and to extend credit to their clients to purchase securities (margin accounts).

         PCG's increased commission revenue in the first nine months of 1999 over the same period in 1998 resulted from higher sales of listed securities and annuity and other insurance products. Commission revenue increased during the first half of the year in line with both trade volumes and securities prices on the NASDAQ, NYSE and other exchanges. However, in the third quarter as securities markets turned more volatile, commission revenue on listed securities declined slightly from third quarter 1998 levels. Sales of insurance and annuity products and fixed income securities were strong in the third quarter, though, resulting in increased net revenue for the period. Correspondent clearing also contributed to the revenue increase in 1999 as favorable market conditions in the first half of the year drove increases in customer transaction volumes. PCG's asset management fees were higher in the third quarter and first nine months of 1999 than in the prior year periods, resulting mainly from higher levels of assets under administration in fee-based managed account programs. Rising market valuations of existing assets caused the majority of the increase, and although assets under administration totaled $61 billion at September 30, 1999, up from $57 billion at December 31, 1998. However, this was down from $63 billion at June 30, 1999, primarily as a result of declining market valuations in the third quarter.

         PCG pretax income increased 26% in the third quarter of 1999 versus the same period in 1998, and 20% for the first nine months of 1999 versus the first nine months of 1998. Margins improved in both the 1999 third quarter and year-to-date periods over the prior year, despite $.6 million in closing expenses for one retail office in the third quarter and $2.5 million of expenses related to closing two retail offices and consolidating another in the second quarter of 1999, as other operating expenses remained stable or declined slightly versus 1998 levels. PCG's compensation and benefits ratio decreased as a percent of net revenue to 57.0% in third quarter 1999 compared with 59.7% in 1998's third quarter. Compensation and benefits as a percent of net revenue also declined on a year-to-date basis in 1999 to 57.8% versus 59.1% in 1998. PCG incurred certain transitional compensation expenses from agreements related to the combination of our two broker-dealers in 1998. These agreements expired at the end of 1998.

         EQUITY CAPITAL MARKETS: Equity Capital Markets ("ECM") revenue comes from several sources: trading fees from purchasing registered securities and selling them to customers through our Private Client Group or institutions through our institutional sales force; underwriting fees, which may include valuations, private placements, and initial public offerings ("IPOs"), and merger and acquisition ("M&A") and other advisory fees. ECM revenue also includes fees from our syndicate activities, which involve participating with other securities firms in underwriting securities offerings, IPO's, and other registered securities. All of these various fees are included in investment banking and underwriting revenue on our consolidated statement of operations. ECM also makes-a-market (trades) and provides research coverage in certain over-the-counter and listed securities. ECM trading gains and losses are included in principal transactions on our consolidated statement of operations. Commissions earned from transactions on newly issued securities sold through our Private Client Group are included in PCG's business line revenue.

         ECM's revenue rose significantly during 1999. Investment banking revenue almost quadrupled in the first nine months of 1999 versus the same period a year ago. Strong underwriting activity, with 74 public equity transactions completed during the first nine months of 1999, accounted for much of the increased revenue. While the technology sector was the strongest area during the year, ECM also completed underwriting transactions in its energy, consumer, healthcare and financial services sectors. M&A and private placement revenue remained strong in 1999, with 8 transactions completed in the 1999 third quarter. Year-to-date 1999 M&A advisory fees included a $7.5 million fee from one transaction in the second quarter. Institutional equity sales and syndicate business also improved in 1999 over the prior year for both the third quarter and the year-to-date periods.

         ECM's pretax income and margin improved considerably as compensation and benefits declined as a percent of ECM's significantly higher revenue in the quarter and year-to-date periods. Compensation and benefits was 67.3% of revenue in the third quarter of 1999 versus 94.7% in 1998's third quarter. Year-to-date 1999 compensation and benefits as a percent of revenue was 67.4% in 1999 versus 79.1% in 1998. Although promotional and travel expenses increased year-to-date in 1999 versus 1998, this increase was directly related to the rise in investment banking activities.

         FIXED INCOME: Fixed Income Capital Market's ("FICM") revenue comes from municipal fixed income underwriting fees, as well as taxable and tax-exempt fixed income securities sales and trading. FICM underwriting fees come from purchasing the tax-exempt fixed income securities of municipalities, counties, cities, school districts and other community development organizations. These securities are then resold, primarily to our individual and institutional customers. FICM also generates revenue from acting as a financial advisor to state and local governments and other community development organizations reviewing financing options or preparing for bond issues. These fees are all included in investment banking and underwriting revenue on our consolidated statement of operations. FICM also trades certain fixed income securities, primarily to offer these securities to our individual and institutional customers. This trading income is included as part of principal transaction revenue on our consolidated statement of operations. FICM earns interest from the fixed income securities purchased or held in inventory, as well as from entering into reverse repurchase transactions. FICM also pays interest on the short-term bank borrowings and repurchase agreements used to finance trading inventories as well as securities sold short to hedge inventory positions.

         FICM's 3% net revenue increase for the 1999 third quarter and year-to-date over the same periods in 1998 resulted primarily from higher taxable fixed income securities sales, following hiring in our taxable securities sales force in early 1999. Trading results for taxable and tax-exempt fixed income securities rebounded in the third quarter of 1999 from the first half of the year, also increasing for the year-to-date period from 1998's first nine months. Favorable 1999 third quarter trading results were due partly to less interest rate uncertainty than existed in the first half of the year, lower inventory levels of some fixed income securities, and improved hedging strategies in the quarter. Municipal securities advisory and underwriting revenue, however, is experiencing a softer market for new issue development in 1999 versus 1998. Retail sales of fixed income securities grew slightly in the third quarter of 1999, after declining earlier in the year, as equity markets turned volatile, resulting in equity investments losing favor to fixed income investments among some investors during the period. Retail sales, though, were still below 1998 nine-month levels for the 1999 nine-month period.

         FICM's margins declined significantly for both the 1999 third quarter and year-to-date from the same periods in 1998. Operating expenses rose modestly during 1999 as we increased our sales force and the number of fixed income offices. Compensation and benefits as a percent of net revenue increased only slightly in the quarter, but rose for the year-to-date partly as a result of hiring, but also due to lower underwriting and retail sales revenue. Compensation and benefits as a percent of net revenue was 62.3% in 1999's third quarter versus 62.1% in the 1998 quarter, but rose to 64.0% year-to-date 1999 versus 61.8% for the first nine months of 1998.

         NONRECURRING ITEMS: The 1999 nonrecurring gain of $15.4 million represents profit on the sale of an equity investment. This investment was made in connection with our correspondent clearing business, and was not an equity investment made by our venture capital funds. In the first quarter of 1998 we expensed $20 million, pre-tax, in merger costs related to the WAH acquisition.

         CORPORATE: Corporate revenue consists primarily of asset management fees generated by Insight (less the portion paid to PCG), and net interest that is not allocated to a specific business line. Insight manages the Great Hall money market funds and certain institutional fixed income managed accounts. Great Hall asset management fees increased in 1999 as assets under management at Insight rose strongly in the first half of the year.

         Corporate expense includes goodwill amortization, professional fees, and any other non-allocated expenses. Amortization of WAH goodwill represents a significant portion of the increase in 1999 corporate expense from the same period in 1998, as 1999 year-to-date Corporate expense includes a full nine months of amortization versus only six months in 1998.


LIQUIDITY AND CAPITAL RESOURCES

         On November 3, 1999, we entered into a new $50 million five-year term loan agreement with a group of banks. This loan is unsecured and bears an interest rate of LIBOR plus 175 basis points. This loan is repayable in 12 equal quarterly installments beginning in January 2002. There are no restrictions on the use of these proceeds and we have the right to transfer these funds as capital to DRI.

       On May 31, 1999, we entered into a new $67 million committed, revolving credit agreement, replacing a $50 million committed, revolving credit agreement originally dated March 20, 1998. This new agreement expires March 17, 2000 and contains two further one-year renewal options. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at September 30, 1999.

       Under the terms of both of the agreements described above, we must comply with covenants regarding net worth, regulatory net capital and indebtedness, among others.

       As described in Note L of the Consolidated Financial Statements of our 1998 Annual Report on Form 10-K, DRI must comply with certain regulations of the SEC and New York Stock Exchange, Inc. measuring capitalization and liquidity. DRI continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At September 30, 1999, net capital was $147.1 million, or
10.4 percent of aggregate debit balances and $76 million in excess of the 5-percent requirement.

       Under existing authorizations from our Board of Directors we repurchased $9.8 million (291,500 shares) of our stock during the first quarter of 1999. No shares were repurchased in 1999's second and third quarters.

        During each of the first three quarters of 1999, we declared and paid a regular quarterly dividend on our common stock of $.22 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on our future financial condition, earnings and available funds.

        On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks in connection with the acquisition of WAH. See Note D on page 6 for further discussion of this subordinated loan agreement. During the 1999 second quarter we entered into an interest rate swap agreement for this subordinated debt. This interest rate swap allows us to pay a fixed rate on our subordinated loan, rather than the variable LIBOR denominated rate of the original debt agreement. On March 31, 1998, we also issued $27 million (face amount) in 5-year zero coupon subordinated debentures related to the acquisition of WAH. See Note B for further discussion of these debentures.


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

        In 1998 we formed our Year 2000 Task Force, which was headed by our Chief Financial Officer and our Chief Information Officer. The Task Force analyzed our internal information technology ("IT") and non-IT systems, including critical connections to and outsourced systems supplied by vendors, for Year 2000 readiness. The Task Force also identified and prioritized our critical third-party relationships, including those with securities exchanges, vendors, clients, and transaction counterparties; and communicated with them about their plans and progress in addressing the Year 2000 problem. We consulted with the Securities Industry Association ("SIA") and other industry participants to formulate our Year 2000 program. Our activities followed a comprehensive Year 2000 project plan (the "Year 2000 Plan"), which covered our mission-critical IT and non-IT systems and third-party interfaces. The Year 2000 Plan included steps for inventory, assessment, remediation and testing, along with a detailed schedule for completing each of the segments.

        Other than routine maintenance and ongoing testing, both internal and external, Year 2000 system work is, in all material respects, completed. Upgrades or replacements of hardware, system and application software, and interfaces, both internal and external, have been completed, tested, and run in daily production. We identified approximately 300 mission-critical mainframe interfaces (with 80 third-parties) and have determined they are either Year 2000-compliant or not affected by Year 2000 sensitivity. Interfaces were evaluated through internal testing and also during industry-wide testing in March and April of this year. This industry testing was coordinated by the SIA.

        Identifying whether significant Year 2000 problems exist in placing, settling and clearing orders and trades was a key objective of this March and April 1999. In announcing the results of the industry-wide testing, the SIA stated that "virtually all of the simulated trades entered over the six test weekends were processed free of Y2K bugs." Our internal evaluation of our own performance during the testing was consistent with these results and showed that we experienced no Y2K-related errors. While there can be no assurance, we believe that our internal systems will not experience significant disruption in connection with the Year 2000.

        The focus of Year 2000 work has not turned to end-of year activities. We have formed our Y2K Control Center group, also headed by our Chief Financial Officer and our Chief Information Officer. This group, which meets on a regular periodic basis, is responsible for collecting and communicating business readiness (or problem) information, making and communicating critical business decisions, coordination (and rehearsal) of contingency plan activities, and providing a central point for communications (internal, public sector, regulators, and self-regulatory organizations).

        As of September 30, 1999 we have spent approximately $1.6 million on Year 2000-related planning, testing and upgrades or replacements. Such costs have not had, and are not expected to have, a material effect on our consolidated financial statements. We anticipate spending approximately $2 million on Year 2000-related testing during all of 1999. We believe that we will be able to fund any such future costs from operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


See our report on Form 10-Q filed for the quarter ended June 30, 1999 for information on material legal matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM NO.                         ITEM                                   METHOD OF FILING
     --------                         ----                                   ----------------
     4.7      Credit Agreement among Dain Rauscher Corporation,              Filed herewith
                   U.S. Bank National Association, and Wells Fargo Bank,
                   National Association dated November 3, 1999.

      11      Computation of Earnings Per Share.                             Filed herewith.

      27      Financial Data Schedule.                                       Filed herewith.

(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    DAIN RAUSCHER CORPORATION
                                                           Registrant



Date:   November 12, 1999                 By             David J. Parrin
     --------------------------------        ----------------------------------
                                                         David J. Parrin
                                                      Senior Vice President
                                                         and Controller
                                                 (Principal Accounting Officer)

                            DAIN RAUSCHER CORPORATION
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1999


(a)  Exhibits

     ITEM NO.                         ITEM                                    METHOD OF FILING
     --------                         ----                                    ----------------
     4.7      Credit Agreement among Dain Rauscher Corporation,               Filed herewith
                   U.S. Bank National Association, and Wells Fargo Bank,
                   National Association, dated November 3, 1999.

      11      Computation of Earnings Per Share.                              Filed herewith.

      27      Financial Data Schedule.                                        Filed herewith.