Form 10-K405
period 1999-12-31
DAIN RAUSCHER CORP
filed 2000-03-17
CIK 50916

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K

           [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 2, 2000, 12,798,598 shares of common stock were outstanding, and the aggregate market value of the common shares (based upon the closing price at March 2, 2000, on the New York Stock Exchange) of Dain Rauscher Corporation held by non-affiliates was approximately $744,718,421.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Proxy Statement of Registrant to be filed within 120 days of December 31, 1999 are incorporated in Part III of this report.

                                     PART I

ITEM 1.      BUSINESS:

         (a) General Development of Business.

         We (Dain Rauscher Corporation), a Minneapolis, Minnesota-based holding company formed in 1973, provide investment advice and services to individual investors in the western United States and investment banking services to corporate and governmental clients nationwide through our principal subsidiary, Dain Rauscher Incorporated ("DRI"). We also clear and settle securities trades on a fully-disclosed basis for 166 correspondent brokerage firms through our correspondent clearing unit, which is based in St. Louis, Missouri. Another subsidiary, Insight Investment Management Inc. ("Insight") serves as investment advisor to the Great Hall(R) Investment Funds (5 open-end money market mutual funds) and provides fixed income portfolio management services to a variety of private accounts. Dain Rauscher Lending Services Inc. was formed in 1997 to make certain types of loans to customers that are collateralized by customers' control and restricted securities. At December 31, 1999, we had approximately 3,700 employees located in 26 states. We are a Delaware corporation with executive offices located at Dain Rauscher Plaza, 60 South Sixth Street, Minneapolis, Minnesota 55402-4422. Our telephone number is (612) 371-2711.

         (b) Financial Information About Industry Segments

         For a discussion of our results by segment see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         (c) Narrative Description of Business

SECURITIES BUSINESS

         General. Our broker-dealer subsidiary, Dain Rauscher Incorporated
(DRI), conducts securities and investment banking activities. DRI deals in securities of, and is a market-maker in securities of, issuers based throughout the United States. DRI's equity research, trading and investment banking activities in recent years have evolved from a geographic orientation to one focused on selected industry sectors. At December 31, 1999, DRI had 1,169 retail sales representatives and 119 institutional sales representatives. DRI is a member firm of the New York Stock Exchange, Inc. ("NYSE") and is registered with NASDAQ as a market maker. At December 31, 1999, DRI was registered as a market maker for 395 companies.

         Our operating results are sensitive to many factors outside of our control, including the general volatility of securities prices and interest rates, trading volume of securities, income and capital gains tax legislation and demand for investment banking services. Economic conditions in the business sectors and geographic regions in which we operate also affect operating results.

         Results by business line are discussed in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Revenue for each business line is generated from the following activities:



                            DAIN RAUSCHER CORPORATION
                                REVENUE BY SOURCE
                             (DOLLARS IN THOUSANDS)


                                                                       YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------
                                                     1999                       1998                      1997
                                            ------------------------------------------------------------------------
Commissions:
   Listed securities..................           $   133,800               $   130,594               $    113,426
   Mutual funds.......................                92,977                    89,170                     81,160
   Over-the-counter securities........                58,286                    45,033                     47,958
   Insurance and annuity products.....                31,322                    25,080                     20,782
   Options, commodities and other.....                14,663                     9,790                     11,521
                                                 -----------               -----------               ------------
      Total...........................               331,048                   299,667                    274,847
                                                 ===========               ===========               ============

Principal Transactions:
   Equity securities..................                94,371                    71,732                     75,699
   Municipal securities...............                35,539                    28,686                     32,100
   Government securities..............                15,401                    24,531                     19,289
   Corporate fixed income securities..                18,359                    12,544                     15,483
   Mortgage-backed and other..........                14,927                    13,099                      9,579
                                                 -----------               -----------               ------------
      Total...........................               178,597                   150,592                    152,150
                                                 ===========               ===========               ============

Investment Banking and Underwriting:
   Corporate..........................               159,457                    68,910                     69,532
   Municipal and other................                48,621                    56,560                     41,748
                                                 -----------               -----------               ------------
 Total................................               208,078                   125,470                    111,280
                                                 ===========               ===========               ============

Interest:
   Customer margin accounts...........                96,379                    88,994                     78,945
   Trading inventories and other......                22,807                    25,487                     28,705
   Deposits and short-term
       investments....................                16,032                    14,857                     14,842
                                                 -----------               -----------               ------------
     Total............................               135,218                   129,338                    122,492
                                                 ===========               ===========               ============

Asset Management:
   Individual and institutional
      accounts........................                50,411                    37,571                     28,763
   Money market funds.................                25,032                    23,632                     17,541
                                                 -----------               -----------               ------------
         Total........................                75,443                    61,203                     46,304
                                                 ===========               ===========               ============

Correspondent Clearing................                22,452                    17,873                     19,827

Other.................................                64,302                    36,192                     23,775
                                                 -----------               -----------               ------------
      Total revenues..................           $ 1,015,138               $   820,335               $    750,675
                                                 ===========               ===========               ============

         Commissions. As a securities broker, DRI acts as an agent in the purchase and sale of securities, options, commodities and futures contracts traded on various securities and commodities exchanges or in the over-the-counter ("OTC") market. DRI charges a brokerage commission when acting as an agent for the purchaser or seller of a security. If the security is listed on an exchange, the transaction is generally completed through DRI's own floor broker. If the security is traded in the OTC market, transactions are generally completed with a market maker in the security. In addition, DRI also earns commissions from transactions involving many other financial products, including mutual funds and insurance and annuity products. DRI earns commissions from individual and institutional investors.

         Principal Transactions. DRI is a dealer in corporate, tax-exempt and governmental fixed income securities and equity securities. DRI recognizes profits or losses on transactions from securities held in inventory. Trading securities requires a substantial capital commitment and exposes us to the risk of loss if market prices of the securities held in inventory decrease. However, DRI marks trading securities held in inventory to market, recognizing any unrealized gains or losses on fluctuations in value as part of principal transactions revenue.

         See Item 8 "Note J to Consolidated Financial Statements" for further discussion on our inventory and risk management policies.

         Investment Banking and Underwriting Activities. DRI earns investment banking fees by assisting clients with financial needs planning and by advising them on raising and managing capital. We also help our clients implement financing plans by managing or co-managing public offerings of securities or by arranging private placements of securities with institutional or individual investors. Our Equity Capital Markets Group originates, syndicates and distributes securities of companies in five key sectors: consumer, energy, financial services, health care and technology. Our syndicate department (part of Equity Capital Markets) coordinates the distribution of managed and co-managed corporate equity underwritings, accepts invitations to participate in competitive or negotiated underwritings managed by other investment banking firms, and allocates and merchandises DRI's selling allotments to our Private Client Group branch offices, institutional clients and other broker-dealers. Our Fixed Income Capital Markets Group originates, syndicates and distributes securities of primarily municipalities, state and local agencies, and health care agencies.

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

         Customer Financing. The majority of DRI's' net interest income is related to customer balances. Our customers conduct their transactions on either a cash or margin basis. Purchases on a cash basis require full payment by the settlement date (generally the third business day following the transaction date). DRI's balance sheet includes all of our customers' debit and credit balances as well as those of the introducing correspondent firms serviced by our correspondent clearing unit. DRI is at risk in the event a customer fails to settle a trade and the value of the securities subsequently decline. When a customer purchases securities on a margin basis, DRI extends credit to the customer for a portion of the purchase price. The amount of the loan is subject to margin regulations of the Federal Reserve Board, the NYSE and our internal policies, which are generally more stringent than these regulations. DRI is at risk of loss for customers who are unable to pay on margin loans where the collateral is less than the amount of the loan as a result of declines in market value. We charge interest at a floating rate based on the amount a customer borrows. The rate is dependent on the customers' average margin balance, activity level, and our cost of funds. See Item 8 "Note J to Consolidated Financial Statements" for further discussion of these customer activities.

         Customers also accumulate credit balances in their accounts from receipt of dividends, interest or principal on securities we hold on their behalf, from funds received for the sale of securities, and from cash deposits made by customers. DRI pays interest to customers on their credit balance. DRI also uses available customer credit balances to lend funds to other customers purchasing securities on margin. DRI weekly calculates the amount of customer credit balances, if any, that must be segregated ("excess customer credit balances") from other customer funds, based on regulations designed to protect customer balances. Excess customer credit balances are invested in short-term securities in accordance with these regulations. See Item 8 "Note M to Consolidated Financial Statements" for further discussion of these regulatory requirements. DRI generates net interest income from the interest rate spread between the yield on customer debit balances and short-term investments and the rate paid to customers on credit balances. DRI is a member of the Securities Investor Protection Corporation ("SIPC"), which insures customer accounts up to specified limits in the event of liquidation. We also maintain additional coverage in order to further protect customer accounts in excess of SIPC coverage.

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

         Research Activities. DRI has fixed income and equity research departments that provide analysis, investment recommendations and market information with an emphasis on companies in selected industry segments. At December 31, 1999, DRI had 38 securities analysts. We also purchase products from independent organizations to supplement our internal research activities.

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

         Uniform Net Capital Rule. See Item 8 "Note M to Consolidated Financial Statements."

CLEARING SERVICES

         DRI is also in the business of providing correspondent clearing services. Our correspondents disclose to their customers that we are clearing the customers' trades. As of December 31, 1999, DRI provided clearing services to 166 correspondents. Correspondent firms are charged fees based on their use of services.

MONEY MANAGEMENT AND OTHER SERVICES

         Our subsidiary, Insight Management, is a registered investment advisor providing fixed income portfolio management services to the Great Hall Investment Funds, Inc. ("Great Hall") and to individual and institutional clients. Great Hall is an open-end investment company that currently offers shares in five separate money market mutual funds.

COMPETITION

         DRI encounters intense competition in its business as a broker-dealer, competing directly with numerous firms, many of which have substantially greater capital and other resources. We also encounter competition from banks, insurance companies and financial institutions. In recent years, a number of banks have acquired securities firms, gaining unprecedented entry into the securities industry. These acquisitions have brought new sources of capital into the securities industry, resulting in more formidable competitors. The Gramm-Leach-Bliley Act, which became law on November 2, 1999, repealed the 66-year-old Glass-Steagall Act that had prohibited certain affiliations between securities firms, banks, and insurance companies. This new legislation may have a significant impact on future mergers, other alliances within our industry, or the types of products and services offered by banks and other financial institutions. In addition to industry changes, competition among securities firms and other competitors for successful sales representatives, securities traders, securities analysts and investment bankers is intense and continuous.

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

EMPLOYEES

         At December 31, 1999, we had approximately 3,700 full-time employees, none of whom were represented by a collective bargaining unit.

ITEM 2.       PROPERTIES:

         Our headquarters and administrative offices are located in two buildings in downtown Minneapolis, Minnesota, including the Dain Rauscher Plaza. One location contains back office and information technology operations. DRI has an extensive branch office system for our Private Client group, which leases office space in 87 locations throughout the country. We also lease space for 19 offices for our Fixed Income group and 12 offices for our Equity Capital Markets group, although some of these offices lease combined space in a single location. We believe that our facilities are suitable and adequate to meet our needs, and are appropriately utilized.



ITEM 3.       LEGAL PROCEEDINGS:


         We are defendants in various pending actions, suits and proceedings before courts, arbitrators and governmental agencies. Certain of these actions claim substantial damages and, if determined adversely, could have a material adverse effect on our consolidated financial condition or results of operations. These actions include:

         Midwest Life Insurance Company, in Liquidation v. Interra Financial
          Incorporated, Dain Bosworth Incorporated and The Central National Life Insurance Company of Omaha, Civ. Action No. 97-716 (U.S. Dist. Ct., Middle Dist. of Louisiana, filed 1997).

         Securities and Exchange Commission v. Rauscher Pierce Refsnes, Inc.,
          James R. Feltham and Dain Rauscher Incorporated, No. CIV98-0027 PHX ROS (U.S. Dist. Ct., Arizona, filed 1998) and other claims by the federal government alleging "yield-burning."

         In addition, we have filed the following actions, which could have a material effect on our consolidated financial condition or results of operations:

         John G. Kinnard and Company, Inc., Claimant-in-Arbitration, v. Dain
          Rauscher, Inc. f/k/a Dain Bosworth, Inc.; Mark Hengesteg, Lee Felicetta, Ron Click, Robb Belschner, Richard Clemmerson, Regan Rohl, and David Clausen, Respondents-in-Arbitration, and Ross Strehlow and Byron Ellingson, Respondents and Counterclaimants-in-Arbitration, and Julie Rohl, Respondent and Third Party Claimant-in-Arbitration, Court File No. CT 00-000351 (Hennepin County, Minnesota Dist. Ct.) (motion to vacate a $16.6 million arbitration award against the Company).

         Dain Rauscher Incorporated and Dain Rauscher Corporation v. The State of Louisiana, through the Department of Insurance, the Department of Insurance, the State of Louisiana, through the Office of Financial Institutions, and the Office of Financial Institutions, Civ. Action No. 466633 (East Baton Rouge Parish, Louisiana Dist. Ct.).

For a more detailed discussion of these actions and other litigation see Item 8, "Note I to the Consolidated Financial Statements."


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

         No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

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


                                                                          PRINCIPAL OCCUPATION AND
                                                                            BUSINESS EXPERIENCE
NAME                                        AGE                            FOR THE PAST FIVE YEARS
----                                        ---                           ------------------------
John C. Appel...............................51         Vice Chairman, Dain Rauscher Corporation since January 1998. Senior
                                                       Executive Vice President, Fixed Income Capital Markets, Dain Rauscher
                                                       Incorporated, since January 2000. Chief Financial Officer, Dain Rauscher
                                                       Corporation, from January 1998 to December 1999. Chief Executive Officer,
                                                       Dain Bosworth, February 1997 to December 1997; President, Dain Bosworth, 1994
                                                       to December 1997. Executive Vice President, Dain Rauscher Corporation, 1990
                                                       to December 1997; Director, Dain Rauscher Corporation, since 1995. Member of the Dain Rauscher Corporation Executive Committee.

Peter M. Grant..............................44         Executive Vice President, Equity Capital Markets, Dain Rauscher Incorporated,
                                                       since January 2000. Senior Vice President and Director of Institutional
                                                       Equity Sales, Equity Research, and Equity Trading, Equity Capital Markets,
                                                       Dain Rauscher Incorporated from March 1998 to December 1999. Managing
                                                       Director, domestic and International Equity Sales, UBS Securities L.L.C. from
                                                       1996 to 1998. Prior to 1996 Institutional Equity Sales Manager at CS First
                                                       Boston. Member of the Dain Rauscher Corporation Executive Committee.

David J. Parrin.............................45         Executive Vice President and Chief Financial Officer, Dain Rauscher
                                                       Corporation, since January 2000. Senior Vice President and Controller of Dain
                                                       Rauscher Corporation from April 1998 to December 1999. Senior Vice President and Controller of US Bancorp, May 1994 to April 1998; Partner, Ernst & Young
                                                       1989 to May 1994. Member of the Dain Rauscher Corporation Executive
                                                       Committee.

Paula H. Phillippe..........................37         Executive Vice President and Director of Human Resources, Dain Rauscher
                                                       Corporation, since January 2000. Senior Vice President and Director of Human
                                                       Resources, Dain Rauscher Incorporated from April 1998 to December 1999. Vice
                                                       President and Director of Compensation and Benefits from September 1996 to
                                                       April 1998. Prior to 1996 Vice President and Assistant Director, Human
                                                       Resources, US Bancorp Piper Jaffray. Member of the Dain Rauscher Corporation
                                                       Executive Committee.

Carla J. Smith..............................42         Senior Vice President, General Counsel and Secretary, Dain Rauscher
                                                       Incorporated, since January 1998. Senior Vice President, Dain Rauscher
                                                       Corporation, since 1994; General Counsel and Secretary, Dain Rauscher
                                                       Corporation, since 1991.



J. Scott Spiker.............................44         Senior Executive Vice President, Business Services Group, Dain Rauscher
                                                       Incorporated, since January 1998. Senior Executive Vice President, Dain
                                                       Rauscher Corporation, since October 1997. Chairman of the Board and Chief
                                                       Executive Officer, Insight Investment Management Inc., since January 1998.
                                                       President and Chief Executive Officer, Interra Advisory Services, Inc., 1995
                                                       to December 1997. Executive Vice President, Dain Rauscher Corporation, May
                                                       1996 to October 1997; Senior Vice President, Director of Strategic Planning
                                                       and Corporate Development, Dain Rauscher Corporation, 1994 and 1995. Senior
                                                       Vice President, Manager Employee Benefit Services, Norwest Bank Minnesota,
                                                       N.A., 1989 to 1994. Member of Dain Rauscher Corporation Executive Committee.

Ronald  A.Tschetter.........................58         Senior Executive Vice President, Private Client Group, Dain Rauscher
                                                       Incorporated, since October 1997. Senior Executive Vice President, Dain
                                                       Rauscher Corporation, since October 1997. Executive Vice President, Private
                                                       Client Group, Dain Bosworth, 1991 to December 1997. Member of the Dain
                                                       Rauscher Corporation Executive Committee.

Irving Weiser...............................52         Chairman of the Board, Dain Rauscher Corporation, since 1995; Chief
                                                       Executive Officer, Dain Rauscher Corporation, since 1990; President and
                                                       Director, Dain Rauscher Corporation, since 1985. Chairman of the Board and
                                                       Chief Executive Officer, Dain Rauscher Incorporated, since January 1998.
                                                       Chairman of the Board, Dain Bosworth, 1990 to December 1997; Chief Executive
                                                       Officer, Dain Bosworth, 1990 to February 1997. Chairman of the Board,
                                                       Rauscher Pierce Refsnes, 1995 to December 1997; Acting President and Chief
                                                       Executive Officer, Rauscher Pierce Refsnes, 1995 to June 1996. President,
                                                       Dain Bosworth, 1990 to 1994. Member of Dain Rauscher Corporation Executive
                                                       Committee.

                                     PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS:

         (a) Market Information.

         Our common stock trades on the NYSE under the symbol "DRC." Following are the high and low sales prices per share by quarter for the last two years:


                                                        1999                                1998

         QUARTER                                HIGH            LOW                  HIGH           LOW
         -------                            -------------------------           -------------------------

         First                              $  36-3/4      $  28-5/16           $ 69           $ 53-1/2
         Second                                54-1/8         34-7/16             60-3/16        50-13/16
         Third                                 58-7/16        45-1/4              58-3/4         31-3/16
         Fourth                                56-15/16       42-7/8              37-13/16       27-5/16

         (b) Holders.

         At February 29, 2000, there were approximately 5,200 holders of our common stock.

         (c) Dividends.

         Cash dividends per common share paid by quarter for the last two years were as follows:



                  QUARTER            1999                 1998
                  -------            ----                 ----
                  First              $.22                 $.22
                  Second              .22                  .22
                  Third               .22                  .22
                  Fourth              .22                  .22

         Whether or not cash dividends will continue to be paid in the future will depend on our future financial condition, earnings and available funds.

ITEM 6.       SELECTED FINANCIAL DATA:


                                                                                           YEAR ENDED DECEMBER 31,
                                                   COMPOUND ANNUAL GROWTH
                                                   --------------------------------------------------------------------------------
(Dollars in thousands, except per-share            5-YEAR  10-YEAR        1999         1998          1997       1996         1995
  amounts)                                         ------  -------    -----------    ---------    ---------  ----------   ---------
OPERATING RESULTS*:

Total revenue...........................           15.4%    12.2%     $ 1,015,138    $ 820,335   $ 750,675   $  683,316   $ 606,747
Net revenue.............................           15.6     14.8          944,164      749,370     692,102      625,756     541,970
Pretax income...........................           21.4     38.9          104,867       12,484      76,755       87,402      56,271
Net income..............................           21.2     34.0           66,590        7,990      49,275       56,811      35,873
Pretax margin (net revenue).............                                     11.1%         1.7%       11.1%        14.0%       10.4%
Return on average equity................                                     18.5          2.5        16.6         22.8        17.2

-----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE:

Net income*:
   Basic................................           20.7%    33.3%     $      5.35    $     .64   $    4.01   $     4.68   $    2.96
   Diluted..............................           19.5     32.8             4.95          .61        3.77         4.49        2.85

Cash dividends..........................                                      .88          .88         .72          .56     .42-2/3
Book value..............................           13.7     19.9            30.78        26.27       26.00        22.66       18.44

-----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION (AT YEAR END):

Cash....................................                              $    39,087    $  47,273   $  35,909    $  34,387   $  26,167
Total assets............................                                2,499,855    2,466,487   2,304,401    1,827,425   2,021,908
Long-term debt..........................                                  150,807      112,505      15,659       27,290      41,410
Shareholders' equity....................                                  389,750      329,773     319,091      275,886     222,494

Long-term debt-to-equity ratio..........                                     38.7%        34.1%        4.9%         9.9%       18.6%

-----------------------------------------------------------------------------------------------------------------------------------
OTHER INFORMATION:

Common shares outstanding (in thousands)                                   12,661       12,553      12,275       12,175      12,065
Average number of employees.............                                    3,662        3,608       3,525        3,379       3,285
Average number of investment
   executives...........................                                    1,296        1,271       1,267        1,263       1,271
Operating office locations at year end..                                       97          103          96           91          91

-----------------------------------------------------------------------------------------------------------------------------------



*Excluding nonrecurring items, diluted earnings per share and pretax margin would be: 1999: $5.22 and 11.9%; 1998: $2.73 and 7.5%; 1997: $4.51 and 13.3%.
(See Management's Discussion and Analysis for a complete description of these items.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


BUSINESS ENVIRONMENT

         We are primarily engaged in securities brokerage, investment banking and trading as a principal in equity and fixed income securities. All of these activities are highly competitive and sensitive to many factors outside of our direct control. Our business results may be affected by changes in interest rates, income tax legislation, financial markets volatility or economic conditions, all of which can affect demand for investment banking and securities brokerage services. Changes in securities prices and trading volumes may also affect revenue. Consequently, our net income can vary significantly from period to period.

1999 RESULTS

         Our 1999 net revenue increased 26% from 1998, with all revenue lines showing year-over-year improvement. Investment banking and underwriting revenue rose over 66% led by strong underwriting and advisory activity from our Equity Capital Markets group. Commission revenue increased 10%, reflecting strong NYSE and OTC volumes and higher productivity. Correspondent clearing revenue growth of 26% also was due to active securities markets. Asset management fees grew by 23%, reflecting both rising valuations of assets under management and new assets brought into our asset management programs. Revenue in 1999 includes gains from the sale of investment securities, generally related to venture capital investments made by our Equity Capital Markets group or from equity instruments we may receive as compensation for underwriting transactions. However, half of our 1999 pretax gains from the sales of equity investments were from a single gain of $15.4 million from the sale of an investment made in connection with our correspondent services business.

        Our 1999 net income increased significantly, over 730%, from 1998. In addition to higher revenue, 1999 operating expenses, as a percent of revenue, declined. Compensation and benefits declined as a percent of net revenue to 62.1% from 64.9% in 1998, reflecting both the impact of higher revenue in the retail and capital markets businesses and increased productivity. In 1999 we closed or consolidated seven retail branch offices at a cost of $4.4 million (pretax). Occupancy and equipment, travel and promotional, and other operating expenses all rose in 1999, but these increases were in line with higher revenue and were primarily due to higher investment banking activity, investments in technology, or the opening of new offices for our Equity Capital Markets group. Our 1999 operating expenses also included an accrual of $16.6 million for an unfavorable NASD arbitration decision, as well as higher legal and other professional fees.

IMPACT OF NONRECURRING ITEMS

        Our 1999 net income per diluted share was $4.95, on a record $944.2 million of net revenue, an increase of 711% from the prior year. This $4.95 per diluted share includes the after tax impact of the seven Private Client Group office closings of $.21 per diluted share, the NASD arbitration decision accrual of $.78 per diluted share, and $.72 per diluted share of gain from the sale of the investment made in connection with our correspondent services business. Without the impact of these three items, our 1999 diluted earnings per share would have been $5.22 and our net income would have been $70.3 million.

        Our 1998 net income per diluted share was $.61, an 84% decrease from the prior year. This $.61 per diluted share includes the after-tax impact of the Wessels, Arnold and Henderson, LLC (WAH) acquisition charge of $.97 per diluted share and the litigation settlements of $1.16 per diluted share. Without the impact of these items, our 1998 diluted earnings per share would have been $2.73 and our net income would have been $35.9 million.

           Our 1997 net income per diluted share was $3.77. This includes the after-tax impact of a $9.6 million integration charge for combining our subsidiaries into a single broker-dealer. Excluding this charge, our 1997 net income and diluted earnings per share would have been $58.9 million and $4.51.

1999 BUSINESS LINE INFORMATION

     Our business includes three major segments: Private Client Group, which includes securities sales to individual investors, correspondent clearing, and asset management for individual investors; Equity Capital Markets, which includes corporate investment banking and underwriting, research, and institutional equity sales and trading; and Fixed Income Capital Markets, which includes fixed income securities trading, sales, underwriting, and advisory services. All corporate expenses, and miscellaneous revenue and expenses, which are not allocated to individual business lines, are included in "Corporate."



(Dollars in thousands) Year Ended December 31,       1999             1998           % CHANGE
                                                 ------------     ------------      ----------
Net Revenue:
   Private Client Group.....................     $    579,012     $    526,685              10%
   Equity Capital Markets...................          210,826           93,317             126
   Fixed Income Capital Markets.............          104,893          105,969              (1)
   Corporate:
      Staff and other.......................           34,055           23,399              46
      Gain on sale of investment............           15,378                -              nm
                                                 ------------     ------------      ----------
                                                 $    944,164     $    749,370              26%
                                                 ============     ============      ==========

Pretax income:
   Private Client Group.....................     $     43,533     $     51,076            (15)%
   Equity Capital Markets...................           27,110          (19,468)             nm
   Fixed Income Capital Markets.............            7,644           12,207            (37)
   Corporate:
      Staff and other.......................           11,202         (31,331)              nm
      Gain on sale of investment............           15,378                -              nm
                                                 ------------     ------------      ----------
                                                 $    104,867     $     12,484             740%
                                                 ============     ============      ==========


Pretax margin on net revenue:
   Private Client Group.....................              7.5%             9.7%
   Equity Capital Markets...................             12.9            (20.9)
   Fixed Income Capital Markets.............              7.3             11.5
   Corporate ...............................             53.8               nm
                                                         ----               --
                                                         11.1%             1.7%


         PRIVATE CLIENT GROUP: Private Client Group ("PCG") generates revenue primarily from commissions earned by investment executives on individual (retail) investor activity. PCG receives asset management fees paid from Insight Investment Management Inc. ("Insight"), which manages the Great Hall money market funds, and fees paid by customers for us to manage or arrange the management of their portfolios. PCG also earns interest from customers who have borrowed funds to purchase securities (margin accounts). Revenue generated from correspondent (or trade) clearing is also included in PCG. Correspondent clearing fees are paid to us by outside (introducing) brokers to act as their representative with financial exchanges, to clear and settle their clients' transactions, and to extend credit to their clients to purchase securities (margin accounts).

         PCG's increased commission revenue in 1999 resulted primarily from higher sales of equity securities as trade volumes on the NASDAQ, NYSE and other exchanges rose to record levels during the year. Annuity and other insurance product sales were also strong for the year. Sales of mutual funds declined slightly in 1999, reflecting an industry-wide trend. Broker productivity also grew in 1999, contributing to higher commission revenue, as PCG earned higher commissions with fewer brokers.

         Asset management fees grew 35% during 1999, as assets under management in fee-based programs increased. Asset balances increased primarily due to rising market valuations. However, some of the increase was due to more clients moving to fee-based managed account programs during the year. Assets under management totaled $68 billion at year-end 1999 versus $58 billion at year-end 1998. Correspondent clearing also contributed to PCG's higher 1999 revenue with correspondent customer transaction volumes increasing significantly during the year, while the number of correspondents was unchanged.

         PCG's net interest income from margin loans to customers increased in 1999 as customer margin loans (represented by debit balances in customer accounts) rose to $28.3 million by the end of 1999. The interest rate spread also grew, contributing to higher net interest income. PCG net interest income is dependent upon the level of customer debit and credit balances, as well as the spread between the rate earned on those balances and the interest cost on borrowed funds.

         PCG net interest income from margin lending is summarized below:


                                                                          YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
(Dollars in thousands)                                           1999              1998              1997
                                                                 ----              ----              ----
Net interest income from margin loans to customers:
   Average balance........................................     $1,207,800       $1,076,900       $  934,833
   Average interest rate spread...........................            2.4%             2.2%             2.3%
                                                              -----------       ----------       ----------
                                                              $    28,332       $   23,812       $   21,366
                                                              ===========       ==========       ==========

         PCG pretax income decreased 15% in 1999, as did its pretax margin, primarily from the $16.6 million NASD arbitration panel decision (see Footnote I for further discussion), and $4.4 million in expenses related to the closing or consolidation of seven branch offices. Technology expenses also increased during 1999 as PCG invested in new technology to improve information reporting and customer service. PCG's compensation and benefits ratio remained stable as a percent of net revenue in 1999 at 54.0%, compared with 54.2% in 1998.



         EQUITY CAPITAL MARKETS: Equity Capital Markets ("ECM") revenue comes from several sources: trading and market-making activities of equity securities; commissions earned from the purchase or sale of equity securities to PCG clients; underwriting fees, private placements and initial public offerings ("IPOs"); research; and merger and acquisition ("M&A") and other advisory fees. ECM revenue also includes fees from our syndicate activities, which involve participating with other securities firms in underwriting securities offerings, IPOs, and other registered securities. All of these various fees are included in investment banking and underwriting revenue on our consolidated income statement. ECM also makes-a-market (trades) and provides research coverage primarily in certain over-the-counter securities. ECM trading gains and losses are included in principal transactions on our consolidated income statement. Most commissions earned from transactions on newly issued securities sold through our Private Client Group are included in PCG's business line revenue.

         ECM's revenue more than doubled in 1999 led by strong underwriting activity. ECM completed 113 public equity, debt and private placement transactions, raising $14.1 billion of capital, and 27 M&A transactions during the year. While technology was the year's strongest sector, ECM completed equity and M&A transactions in all of its sectors (technology, financial services, healthcare, energy and consumer) in 1999. Institutional equity sales and syndicate business rebounded in 1999 and, along with favorable equity markets, resulted in trading gains for the year.

         ECM's pretax income and margin improved considerably as compensation and benefits declined as a percent of ECM's significantly higher revenue. Compensation and benefits was 67.8% of net revenue in 1999 versus 86.9% in 1998. Compensation and benefits expense in 1998 included the cost of transitional agreements related to the merger of Dain Bosworth and Rauscher Pierce Refsnes and the acquisition of WAH. Although promotional and travel expenses rose in 1999 versus 1998, this increase was directly related to the rise in investment banking activities. Occupancy and equipment expenses also rose as ECM opened new offices and added staff during 1999.

         FIXED INCOME: Fixed Income Capital Markets' ("FICM") revenue comes from municipal fixed income underwriting fees, as well as taxable and tax-exempt fixed income securities sales and trading. FICM underwriting fees come from purchasing the tax-exempt fixed income securities of municipalities, counties, cities, school districts and other community development organizations. These securities are then resold, primarily to our individual and institutional customers. FICM also generates revenue from acting as a financial advisor to state and local governments and other community development organizations reviewing financing options or preparing for bond issues. These fees are all included in investment banking and underwriting revenue on our consolidated income statement. FICM also trades certain fixed income securities, primarily to offer these securities to our individual and institutional customers. This trading income is included as part of principal transaction revenue on our consolidated income statement. FICM earns interest from the fixed income securities purchased or held in inventory, as well as from entering into reverse repurchase transactions. FICM also pays interest on the short-term bank borrowings and repurchase agreements used to finance trading inventories as well as securities sold short to hedge inventory positions.

         FICM's net revenue was down slightly from 1998, which was a record revenue year for the group. Taxable fixed income securities sales were strong during the year, partly due to additions to our taxable sales force in early 1999. Trading results for taxable and tax-exempt fixed income securities were also strong, despite interest rate uncertainty, which negatively affected trading results in the early part of the year. We also reduced our inventories of fixed income securities in the latter part of the year, and saw improved results from our hedging strategies. Retail sales of fixed income securities, particularly municipal bonds, rose in 1999, mostly in the last half of the year, perhaps reflecting volatility in U.S. equity markets. Municipal securities advisory and underwriting revenue, however, declined in 1999, reflecting a much softer market for new issue development in 1999 versus 1998. Institutional sales of municipal bonds were also down in 1999.

         FICM's margins declined significantly in 1999, both as a result of the revenue decline and higher expenses. Most operating expenses rose during 1999 as we increased our sales force, invested in new equipment and relocated certain fixed income offices. Promotional and travel expenses declined during the year, reflecting the softer market for new issue development. Compensation and benefits as a percent of net revenue increased to 62.5% in 1999, versus 60.9% in the 1998 as a result of a larger sales force and lower revenue.

         CORPORATE AND OTHER: Corporate revenue consists primarily of asset management fees generated by Insight (excluding the portion paid to PCG), gains on equity investments (primarily venture investments made via our Equity Capital Markets group), and net interest that is not allocated to a specific business line. Insight manages the Great Hall money market funds and certain institutional fixed income managed accounts. Great Hall asset management fees increased in 1999 as assets under management at Insight rose significantly. Revenue in 1999 includes a gain of $15.4 million representing our profit on the sale of an equity investment. This investment was made in connection with our correspondent clearing business, and was not an equity investment made by our venture capital funds.

         Corporate expense includes goodwill amortization, professional fees, and any other non-allocated expenses. Corporate expense in 1999 includes the first full year of WAH goodwill amortization. Corporate expense in 1998 included a $15.2 million after tax charge related to the settlement of certain litigation.

1998 RESULTS

        Our 1998 net income was $8.0 million, or 61 cents per diluted share, compared with $49.3 million, or $3.77 per diluted share, in 1997. These results included a $12.8 million, after tax, first-quarter charge related to the acquisition of WAH, and a $15.2 million, after tax, fourth-quarter charge related to the settlement of certain litigation.

         During 1998 we consolidated several entities into a single broker-dealer. First, we completed the combination of our broker-dealer subsidiaries, Dain Bosworth; Rauscher Pierce Refsnes; and our operations subsidiary, into a new firm, Dain Rauscher Incorporated (DRI). Following this combination, we changed our name to Dain Rauscher Corporation and our trading symbol on the NYSE to "DRC." Next, we completed the acquisition of WAH, a privately held investment banking, institutional equity sales and trading firm based in Minneapolis, on March 31, 1998. We accounted for this transaction as a purchase. The purchase price of $150 million included $120 million in cash and $27 million in five-year, zero coupon subordinated debentures. We paid the cash portion of the purchase price from both available cash and a subordinated commercial bank credit facility. As a result of the transaction, we recorded approximately $118 million of goodwill, which is being amortized over 25 years.

         With the acquisition of WAH, now included in the Equity Capital Markets group, we significantly increased our equity capital markets capabilities. In connection with this acquisition, we recorded an expense of $20 million ($12.8 million after tax) in the first quarter of 1998. This charge included $16 million for severance in the elimination of approximately 150 jobs; $2.5 million for office space consolidation; and the remaining $1.5 million for converting systems and other integration costs. By the end of 1998, we had spent approximately $17 million of this restructuring charge, $16 million of which was severance. Remaining costs were charged to the restructuring reserve during the first quarter of 1999.

         In addition to the restructuring charge and the goodwill amortization resulting from the WAH acquisition, certain other expenses increased during 1998 due to the changes in our structure. Compensation expenses increased partly as a result of transitional incentive compensation arrangements, which we implemented to minimize turnover during the restructuring. We also paid higher commissions on the higher revenue levels generated by employees as securities prices and trading volumes rose during the year. Compensation expense also increased with a modest rise in the number of employees, and general salary increases during the year. Additional office space, as a result of both the WAH acquisition and the opening of new retail and institutional offices, increased occupancy costs during the year. In the fourth quarter of 1998, we recorded $23.8 million (pretax) in litigation expenses to settle several lawsuits regarding our alleged involvement in the bankruptcy of Orange County, California, and the failure of our former subsidiary, Midwest Life Insurance Company.


LIQUIDITY AND CAPITAL RESOURCES

         Our assets consist mainly of cash or assets readily convertible into cash. We finance our assets primarily through customer credit balances (interest- and non-interest-bearing), repurchase agreements, deposits for securities loaned, other payables, short-term and subordinated bank borrowings, and equity capital. Our financing requirements are directly affected by changes in the amount of our trading and underwriting securities, customer and broker receivables, and securities purchased under agreements to resell. Repurchase agreements and bank lines of credit are our primary methods of financing our trading inventories.

         We have various sources of capital to fund operations and growth, in addition to capital provided by earnings. Our broker-dealer subsidiary, DRI, maintains uncommitted lines of credit from a number of banks to finance transactions when internally generated capital is insufficient. Trading securities and customers' margin securities collateralize the majority of these uncommitted lines of credit. On December 31, 1999, approximately $495 million of a total of $545 million in uncommitted lines of credit was unused. As a precaution against Year 2000 liquidity concerns, we temporarily committed $100 million of our overnight lines of credit through February 29, 2000. We also maintain a $67 million committed, unsecured revolving credit facility for irrevocable letters of credit and general corporate purposes. This facility was renegotiated in May 1999, replacing an existing $50 million committed, revolving credit agreement originally dated March 1998. This new agreement expires in March 2000, and contains two additional one-year renewal options. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at December 31, 1999, or under the previous $50 million agreement at December 31, 1998. In November 1999 we entered into a $50 million five-year term loan agreement with two banks. This loan is unsecured and bears an interest rate of LIBOR plus 175 basis points.

        Our subsidiary, Dain Rauscher Lending Services Inc., also maintains a $50 million uncommitted credit line to finance loans made to customers. As of December 31, 1999, $5.8 million was outstanding under this facility at a 5.6% interest rate. At December 31, 1998, $8.4 million was outstanding at a 6.1% interest rate.

         During 1998 we borrowed $80 million on a subordinated basis over four years to finance a portion of the purchase price of the WAH acquisition and refinance existing subordinated debt. During the second quarter of 1999 we entered into an interest rate swap agreement for this subordinated debt. This interest rate swap allows us to pay a fixed rate of 6.9%, rather than the variable LIBOR-denominated rate of the original debt agreement.

         In 1998 we also issued $27 million (current face amount, adjusted for forfeitures) of 5-year zero coupon subordinated debentures in connection with the acquisition of WAH. The discounted present value of the debentures at December 31, 1999 was $21 million.

         DRI is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (the Rule), which dictates how we measure capitalization and liquidity, and restricts amounts of capital that may be transferred to affiliates. The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to customers. The Rule provides for two methods of computing net capital. DRI uses what is known as the alternative method. Under this method, minimum net capital is defined as 2 percent of customer debit balances. In addition to the SEC rule, the NYSE may also require a member organization to reduce its business if net capital is less than 4 percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of aggregate debit items. We exclude assets that are not readily convertible into cash and conservatively value trading securities when computing net capital. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies, and may ultimately require its liquidation. DRI has at all times maintained its net capital above both SEC and NYSE required levels. At December 31, 1999, DRI's regulatory net capital was $165.4 million, which was 10.21% of aggregate debit balances and $84.4 million in excess of the 5-percent requirement.

         DRI is also a dealer in corporate, tax-exempt and governmental fixed income securities. While many of DRI's principal transactions are executed on behalf of clients, DRI also maintains trading inventory for its own account. This inventory typically includes U.S. government or U.S. government agency securities and, in order to mitigate market and interest rate risk, is usually hedged with a combination of short sales of similar securities, financial futures contracts or option contracts. Holdings of high-yield securities are not material.

SECURITIES LENDING AND BORROWING ACTIVITIES

         We borrow securities from, and lend securities to, other brokers and dealers to facilitate short sales and clearance and delivery of securities sold by customers if customers fail to deliver securities prior to settlement date. We also will arrange securities lending transactions between brokers, utilizing available securities as collateral for short-term loans. When these stock loan transactions occur, the lending broker provides excess customer margin securities to the borrowing broker in return for a cash deposit, generally equivalent to 102% of the market value of the securities loaned. Both the lending and borrowing brokers mark the securities to market to maintain the ratio between the market value of the securities loaned and the cash collateral deposited. When the securities are no longer needed by the borrowing firm, they are returned to the lending broker, which returns the cash deposit, plus interest, to the borrowing broker. When we engage in stock lending, we collect cash deposits from brokers, invest the cash, and profit from the spread between the interest rate we pay to the borrowing broker on the cash deposit and the rate we earn from our investment. We are at risk in lending transactions to the extent that we do not maintain the ratio between the market value of the securities we loaned and the value of the cash we hold. In borrowing transactions, we are at risk to the extent that securities we borrow decline in value and the lending broker fails to return our cash deposit.

OPTIONS AND FINANCIAL FUTURES

         We periodically hedge our fixed income trading inventories with financial futures or option contracts. We had no written option contracts at either December 31, 1999, or December 31, 1998. In addition, the average fair market value and trading revenues associated with these contracts during 1999 were not material. Option and financial futures contracts expose us to off-balance-sheet market risk in the event that changes in interest rates do not closely correlate with the change in the security price. We conduct all transactions in futures contracts through regulated exchanges, which guarantee performance of counterparties and are settled in cash on a daily basis, thereby minimizing credit risk. Maintaining futures contracts typically requires that we deposit cash or securities with an exchange or other financial intermediary as security for our obligations. Fluctuations in the market value of the futures contract may require us to deposit additional cash or securities. When we write option contracts, we receive a premium from the purchaser in exchange for our obligation to purchase or sell securities upon the exercise of that option. We may be required to purchase securities at prices higher than prevailing market prices or sell securities at prices below prevailing market prices in order to fulfill our obligations under the contract. We do not enter into derivative financial instruments with off-balance-sheet risk other than those described. We utilize these types of derivatives only to manage our risk exposure. Our exposure to credit risk is primarily related to the fair value of trading securities we own or have sold short.

SHARE REPURCHASING AND DIVIDENDS

         Our Board of Directors has authorized programs to repurchase up to 1,300,000 shares of our common stock. Purchases of common stock may be made from time to time in the open market, by block purchases or in privately negotiated transactions. Repurchased shares are held as treasury stock and used for our employee stock option and other benefit plans or for other corporate purposes. We repurchased 291,500 shares during 1999. No shares were repurchased during 1998. Approximately 320,5000 shares were available for repurchase under existing authorizations at year-end 1999.

        We paid a regular quarterly cash dividend of $0.22 per share in each quarter of 1999. Our Board of Directors, based on our financial condition, earnings and available funds, will determine whether, and in what amount, dividends will continue to be paid.

EFFECT OF RECENT ACCOUNTING STANDARDS

         There were no significant changes in the accounting standards that affect our industry during 1999. The effective date for SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," has been delayed until the end of 2000. We do not anticipate that adoption of SFAS 133 will have a material impact on our consolidated financial statements.

INFLATION

         Our assets are not significantly affected by inflation, as they are primarily either cash or easily converted into cash and turn over frequently. However, inflation affects many of our operating costs, and we may not be able to readily increase our prices to offset any increases in costs.

YEAR 2000 ISSUE AND TECHNOLOGY

        During the year ended December 31, 1999, we spent $1.9 million to ensure that our internal information technology ("IT") and non-IT systems, including critical outsourced systems supplied by vendors, were prepared for the Year 2000 problem. The total cost of our Year 2000-related planning, testing, and upgrades or replacements of hardware and software was $3.0 million. We experienced no significant disruptions to our internal systems upon the change in year from 1999 to 2000. We will continue monitoring our internal systems for any Year 2000-related issues.

FORWARD-LOOKING STATEMENTS

        This document contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), which reflect our current views regarding future events and our financial performance. The words "believe," "expect," "anticipate," "intend," "estimate," "will," "look for," "hope to," "goals," "should," and similar expressions are examples of terms used to identify these "forward-looking statements". We desire to take advantage of the "safe harbor" provisions of the Reform Act. We wish to caution investors and potential investors that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. These factors include, among others, (a) the volatile nature of the securities industry; (b) rapidly growing competition posed by other broker-dealers, including discount brokerages, online trading firms and firms which, as a result of industry consolidation or otherwise, are substantially larger, have substantially more capital or have direct access to a greater array of products and services; (c) dependence on and competition for experienced personnel; (d) successful implementation and execution of our long-term strategies; (e) dependence on highly sophisticated and expensive systems and technology, including systems maintained and operated by third-parties over which we have no control; (f) dependence on external sources to finance day-to-day operations;
(g) use of interest-rate sensitive derivative securities and other hedging instruments; (h) federal and state regulatory and legislative changes, including any changes affecting net capital requirements; and (i) adverse findings or judgements against us in existing litigation, increases in the number of class action or regulatory proceedings filed against us, and other litigation-related and regulatory risks. Investors and potential investors should also review and bear in mind the discussion regarding forward-looking statements in Exhibit 99 to this report, the terms of which are incorporated into this report by this reference. Neither Exhibit 99, nor this section, contains an exhaustive list of factors that could have an adverse impact on our financial performance; other factors which are not identified here or known to us currently may prove to be important and may adversely affect our results of operations. It is also not possible for our management to predict or assess the impact each factor will have on our business or the extent to which any factor, or a combination of factors, may cause results to differ materially from those contained in any forward-looking statement(s). You should also not place undue reliance on these forward-looking statements, as they relate only to our views as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, even if new information, future events, or other conditions occur.

                          INDEPENDENT AUDITORS' REPORT




Board of Directors and Shareholders
Dain Rauscher Corporation:

         We have audited the accompanying consolidated balance sheets of Dain Rauscher Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the table of contents on page 40 hereof. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dain Rauscher Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 KPMG LLP





Minneapolis, Minnesota
February 2, 2000

                            DAIN RAUSCHER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                                         YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                1999              1998             1997
                                                             ----------       ----------        ----------
Revenue:
  Commissions.............................................    $ 331,048       $  299,667         $ 274,847
  Investment banking and underwriting.....................      208,078          125,470           111,280
  Principal transactions..................................      178,597          150,592           152,150
  Interest................................................      135,218          129,338           122,492
  Asset management........................................       75,443           61,203            46,304
  Correspondent clearing..................................       22,452           17,873            19,827
  Gain on sale of investment..............................       15,378                -                 -
  Other...................................................       48,924           36,192            23,775
                                                              ---------         --------         ---------

                                                              1,015,138          820,335           750,675

Interest expense..........................................      (70,974)         (70,965)          (58,573)
                                                              ---------         --------         ---------

Net revenue...............................................      944,164          749,370           692,102
                                                              ---------         --------         ---------

Operating expenses:
  Compensation and benefits...............................      586,168          486,021           427,599
  Occupancy and equipment.................................       58,052           48,927            41,512
  Communications..........................................       48,182           48,933            46,450
  Travel and promotional..................................       37,255           35,304            30,293
  Floor brokerage and clearing fees.......................       12,864           13,042            12,328
  Litigation and arbitration..............................       16,550           23,787                 -
  Acquisition, integration and branch restructuring.........      4,400           20,000            15,000
  Other...................................................       75,826           60,872            42,165
                                                              ---------         --------         ---------

                                                                839,297          736,886           615,347
                                                              ---------         ---------        ---------

Income before income taxes................................      104,867           12,484            76,755
Income tax expense........................................       38,277            4,494            27,480
                                                              ---------         --------         ----------

Net income................................................    $  66,590         $  7,990         $  49,275
                                                              =========         ========         =========

Earnings per share:
  Basic...................................................    $    5.35         $   0.64         $    4.01
                                                              =========         ========         =========
  Diluted.................................................    $    4.95         $   0.61         $    3.77
                                                              =========         ========         =========


See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                          (IN THOUSANDS, EXCEPT SHARES)


                                                                                         DECEMBER 31,
                                                                                ------------------------------
                                                                                     1999             1998
                                                                                ------------     -------------
Assets:
   Cash and cash equivalents................................................    $     39,087     $     47,273
   Receivable from customers................................................       1,453,488        1,172,398
   Receivable from brokers and dealers......................................         321,571          288,207
   Securities purchased under agreements to resell..........................          67,357          237,662
   Trading securities owned.................................................         243,740          379,901
   Equipment and leasehold improvements, at cost,
     less accumulated depreciation of $38,499 and $35,671...................          47,578           48,271
   Other receivables........................................................         123,805           83,957
   Deferred income taxes....................................................          58,891           48,219
   Goodwill, net of amortization of $10,783 and $5,499......................         114,485          121,580
   Other assets.............................................................          29,853           39,019
                                                                                ------------     ------------

                                                                                $  2,499,855     $  2,466,487
                                                                                ============     ============

Liabilities and Shareholders' Equity:
   Short-term borrowings....................................................    $     55,836     $    127,415
   Customer drafts payable..................................................          76,267          109,396
   Payable to customers.....................................................         690,559          585,848
   Payable to brokers and dealers...........................................         677,056          690,459
   Securities sold under repurchase agreements..............................          23,213           38,354
   Trading securities sold, but not yet purchased...........................          79,023          240,825
   Accrued compensation.....................................................         235,858          139,703
   Other liabilities and accrued expenses...................................         121,486           92,209
   Subordinated and other debt..............................................         150,807          112,505
                                                                                ------------     ------------

                                                                                   2,110,105        2,136,714
                                                                                ------------     ------------
Shareholders' equity:
   Common stock (1999:  issued 13,043,879 and outstanding 12,661,063
      shares; 1998: issued 12,638,525 and outstanding 12,552,957 shares)....           1,630            1,580
   Additional paid-in capital...............................................         125,320          112,142
   Retained earnings........................................................         285,966          230,421
   Treasury stock, at cost (1999: 382,816 shares; 1998: 85,568 shares)......         (23,166)         (14,370)
                                                                                ------------     ------------

                                                                                     389,750          329,773
                                                                                ------------     ------------

                                                                                $  2,499,855     $  2,466,487
                                                                                ============     ============

See notes to consolidated financial statements.

                           DAIN RAUSCHER CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



                                                          COMMON STOCK       ADDITIONAL
                                                          ------------
                                                        SHARES                 PAID-IN      RETAINED      TREASURY   SHAREHOLDERS'
                                                      OUTSTANDING   AMOUNT     CAPITAL      EARNINGS        STOCK       EQUITY
                                                      ----------------------------------------------------------------------------
Balance at December 31, 1996.......................    12,175     $ 1,522    $  81,316    $  193,048             -     $  275,886
                                                      =======     =======    =========    ==========     =========     ==========

Net income.........................................                                           49,275                       49,275
Repurchase of common stock.........................       (92)                                           $  (5,195)        (5,195)
Common stock issued under
   stock option plans..............................       146          18        1,761                                      1,779
Net restricted common stock issued and amortized...        46           6          393                                        399
Stock credited to deferred
   compensation plan participants..................                              4,941                                      4,941
Cash dividends on common stock
   ($0.72 per share)...............................                                           (8,904)                      (8,904)
Tax benefits from stock incentive plans............                                910                                        910
                                                      -------     -------    ---------    ----------     ---------    -----------

Balance at December 31, 1997.......................    12,275     $ 1,546    $  89,321    $  233,419     $  (5,195)   $   319,091
                                                      =======     =======    =========    ==========     =========    ===========

Net income.........................................                                            7,990                        7,990
Common stock issued under
   stock option plans..............................       202          25        3,250                                      3,275
Net restricted common stock issued and amortized...        69           9          644                                        653
Stock credited/issued to deferred
   compensation plan participants..................         7                    8,314                         415          8,729
Cash dividends on common stock
   ($0.88 per share)...............................                                          (10,988)                     (10,988)
Shares purchased by trustee for deferred
   compensation plan participants*.................                              9,590                      (9,590)             -
Tax benefits from stock incentive plans............                              1,023                                      1,023
                                                      -------     -------    ---------    ----------     ---------    -----------

Balance at December 31, 1998.......................    12,553     $ 1,580    $ 112,142    $  230,421     $ (14,370)   $   329,773
                                                      =======     =======    =========    ==========     =========    ===========

Net income.........................................                                           66,590                       66,590
Repurchase of common stock.........................      (292)                                              (9,790)        (9,790)
Common stock issued under
   stock option plans..............................       126          17        1,906                                      1,923
Net restricted common stock issued and amortized...       244          33        1,667                                      1,700
Stock credited/issued to deferred
   compensation plan participants..................        30                    8,755                         994          9,749
Cash dividends on common stock
   ($0.88 per share)...............................                                          (11,045)                     (11,045)

Tax benefits from stock incentive plans............                                850                                        850
                                                      -------     -------    ---------    ----------     ---------    -----------

Balance at December 31, 1999.......................    12,661     $ 1,630    $ 125,320    $  285,966      $(23,166)   $   389,750
                                                      =======     =======    =========    ==========      ========    ===========

*Shares held by a deferred plan were transferred from Additional Paid in Capital to Treasury Stock during 1998. This change, made in accordance with revised accounting rules, had no effect on Total Shareholders' Equity.

See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    --------     ---------
Cash flows from operating activities:
   Net income ........................................... $  66,590    $   7,990    $  49,275
   Adjustments to reconcile net income to cash
      provided (used) by operating activities:
         Depreciation and amortization ..................    23,293       19,088       11,764
         Deferred income taxes ..........................   (10,672)      (3,351)      (5,164)
         Non cash restructuring charges, net of tax .....      --         12,800        9,600
         Other non cash items ...........................    20,781       13,583        6,600
         Cash and short-term investments segregated
            for regulatory purposes .....................      --           --         15,000
         Net trading securities owned and trading
            securities sold, but not yet purchased ......   (25,641)     281,144     (184,128)
         Other receivables ..............................   (39,848)      (2,650)      (5,182)
         Drafts payable and short-term borrowings
            of securities companies .....................  (104,708)      24,312      117,510
         Net receivable from customers ..................  (176,379)     (18,339)    (402,005)
         Net payable to brokers and dealers .............   (46,767)      61,019      323,737
         Net securities under repurchase agreements .....   155,164     (234,437)      58,793
         Other accrued liabilities ......................    17,127      (51,844)       3,749
         Accrued compensation ...........................    96,155       11,063        9,219
         Other ..........................................    (9,221)      (8,675)     (12,080)
                                                          ---------    ---------    ---------
Cash provided (used) by operating activities ............   (34,126)     111,703       (3,312
                                                          ---------    ---------    ---------

Cash flows from financing activities:
   Proceeds from:
      Revolving credit agreement and term loans .........    50,000         --         50,000
      Issuance of common stock under stock option plans..     1,923        3,275        1,779
      Issuance of subordinated debt .....................      --         80,000         --
   Payments for:
      Subordinated and other debt .......................   (17,400)     (15,659)     (11,631)
      Dividends on common stock .........................   (11,045)     (10,988)      (8,904)
      Purchase of common stock ..........................    (9,790)        --         (5,195)
      Revolving credit agreement, net ...................      --        (50,000)        --
                                                          ---------    ---------    ---------
Cash provided by financing activities ...................    13,688        6,628       26,049
                                                          ---------    ---------    ---------

Cash flows from investing activities:
    Payments for:
      WAH acquisition, net of cash acquired .............      --        (95,588)        --
      Equipment, leasehold improvements and other .......   (18,564)     (22,133)     (22,983)
    Proceeds from:
      Gain from sale of investments .....................    15,378         --           --
      Investment dividends and sales of other
        non-marketable securities .......................    15,438       10,754        1,768
                                                          ---------    ---------    ---------
Cash provided (used) by investing activities ............    12,252     (106,967)     (21,215)
                                                          ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents ........    (8,186)      11,364        1,522
Cash and cash equivalents:
         At beginning of year ...........................    47,273       35,909       34,387
                                                          ---------    ---------    ---------
         At end of year ................................. $  39,087    $  47,273    $  35,909
                                                          =========    =========    =========




See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

DAIN RAUSCHER CORPORATION

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business: We (Dain Rauscher Corporation and subsidiaries) are a Minneapolis, Minnesota-based holding company. Our broker-dealer and principal subsidiary, Dain Rauscher Incorporated ("DRI"), provides advice and services to individual investors through offices in the western United States and investment banking services to corporate and governmental clients nationwide. We also own Insight Investment Management Inc., which manages the Great Hall money market funds and institutional fixed income accounts, and Dain Rauscher Lending Services Inc., which makes certain types of loans that are collateralized by customers' control and restricted securities.

         Basis of Presentation: Our consolidated financial statements include DRI, Insight Investment Management Inc. and Dain Rauscher Lending Services Inc. as of December 31, 1999. All subsidiaries are wholly owned, and all inter-company balances and transactions have been eliminated in consolidation. We have reclassified certain prior-year amounts in the consolidated financial statements to be consistent with our 1999 presentation.

        We have made estimates and assumptions in reporting certain assets and liabilities and in the disclosure of contingent liabilities in preparing these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

        We do not provide balance sheet information by business line, as our assets are not allocated to a particular segment, and we do not track performance based on this information.

         Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, cash in depository accounts with other financial institutions and money market investments with original maturities of 90 days or less.

         Securities: Securities transactions which are included in principal transaction revenue on our consolidated income statement and the related commission revenue and expense are recorded on settlement date, which is not materially different than if transactions were recorded on trade date.

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

         From time to time we receive equity instruments as compensation for certain underwriting transactions. We account for these equity instruments as investments and record them at the lower of cost or market, which is generally zero. We also have venture capital investments in securities that are currently non-marketable. These securities, which are accounted for at cost, are included in other assets on our consolidated balance sheet. When the restrictions expire on these investments and they are readily marketable, we mark them to their fair market value. At December 31, 1999, the book value of these equity instruments and venture capital investments was $15.5 million.

         Repurchase Transactions: Securities purchased under agreements to resell (reverse repurchase agreements) and securities sold under repurchase agreements are accounted for as financing transactions. We record these agreements at the contract amount at which the securities will subsequently be resold or reacquired, plus accrued interest. These agreements provide for termination by us or our counterparties on short notice.

         Investment Banking and Underwriting Revenue: Management fees and the related selling concession are recorded when the transaction is complete and our revenue is reasonably determinable (generally trade date). Underwriting fee revenue is recorded when determinable, generally 90 days after the transaction closes. Merger and acquisition and other advisory fees are recorded when earned and determinable.

         Other Receivables: Included in other receivables are forgivable loans made to investment executives and other revenue-producing employees, typically in connection with their recruitment. These loans are forgivable based on continued employment and are amortized over the life of the loan, which is generally three to five years, using the straight-line method.

         Receivables from and payables to customers: Amounts receivable from customers are primarily margin balances. Other customer receivables and payables result from cash transactions. We do not include in our consolidated balance sheet either the securities owned by customers but held by us as collateral for margin loans or the securities sold short by customers.

         Treasury Stock: Treasury stock is recorded at cost and includes shares we repurchase, and shares in a deferred compensation plan.

         Goodwill: Goodwill is primarily related to the 1998 acquisition of Wessels, Arnold and Henderson, LLC (WAH). We amortize this goodwill on a straight-line basis over 25 years. We also evaluate goodwill impairment in accordance with generally accepted accounting principles. In our opinion, no impairment exists as of December 31, 1999.

        Depreciation and Amortization: We depreciate equipment using the straight-line method over estimated useful lives of two to eight years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the term of the lease.

         Income Taxes: We determine deferred tax liabilities and assets and any provision for income taxes based on the differences between the financial statement and tax bases of assets and liabilities quarterly.

         Fair Values of Financial Instruments: Substantially all of our financial assets and liabilities are carried at market value or at amounts which, because of their short-term nature, approximate fair value. The fair value of our borrowings, if recalculated based on current interest rates, would not differ significantly from the amounts recorded at December 31, 1999.

         During 1999 we entered into a fixed interest rate amortizing swap on our subordinated debt payable to banks to reduce our risk of increased interest costs should interest rates increase. The difference between the amount of interest we pay and receive under the terms of the swap agreement is included in interest expense. The fair value of this interest rate swap is approximately $1.2 million (unrealized gain, not recorded in our consolidated income statement) at December 31, 1999.

         Stock-Based Compensation: We account for stock option grants under APB Opinion No. 25 (APB 25). We grant options at fair market value, or higher, on the date of the grant and, accordingly, do not recognize compensation expense. Restricted stock grants we make typically vest over a three or five-year period. We recognize compensation expense related to restricted stock grants over the vesting period of the grant.

         Earnings Per Share: Basic earnings per share is based upon the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share takes into account the dilutive effect of potentially dilutive securities using the treasury stock method.

The components of earnings per share are:

                                                                     YEAR ENDED DECEMBER 31,
                                                                -------------------------------
(In thousands, except per-share data)                             1999        1998        1997
                                                                -------     -------     -------
Net income ..................................................   $66,590     $ 7,990     $49,275
                                                                =======     =======     =======

Weighted average common shares outstanding ..................    12,456      12,404      12,277

Items affecting diluted earnings per share:

     Dilutive effect of stock options (net of tax benefits)..       423         463         579
     Shares credited to deferred compensation
         plan participants ..................................       585         304         204
                                                                -------     -------     -------
                                                                 13,464      13,171      13,060
                                                                =======     =======     =======

Basic earnings per share ....................................   $  5.35     $  0.64     $  4.01
                                                                =======     =======     =======

Diluted earnings per share ..................................   $  4.95     $  0.61     $  3.77
                                                                =======     =======     =======

At December 31 1999, the number of options with an exercise price greater than the average market price excluded from the calculation of diluted earnings per share was not material.

B.  ACQUISITION

         On March 31, 1998, DRI acquired WAH, a privately held investment banking and institutional equity sales and trading firm based in Minneapolis. We accounted for the transaction as a purchase and, accordingly, the revenues and operating results of WAH are only included in our consolidated income statement since April 1, 1998.

       We paid $120 million of cash and issued five-year zero coupon subordinated debentures with a December 31, 1999, discounted value of $21 million ($27 million current face amount, adjusted for forfeitures) to acquire WAH. Goodwill of approximately $118 million was recorded and is amortized over an estimated life of 25 years. The amortization of this goodwill is fully deductible for tax purposes.

C.  ACQUISITION, INTEGRATION AND BRANCH RESTRUCTURING

       In 1999 we closed or consolidated seven Private Client Group branch offices. We recorded $4.4 million to cover the cost of lease commitments, leasehold improvement and fixed asset write-offs and employee-related costs, including write-offs of notes issued in connection with investment executive recruitment for those locations. Any amounts unused as of December 31, 1999 will be spent in 2000.

       As part of our acquisition of WAH, we recorded a charge of $20 million ($12.8 million after tax) in the first quarter of 1998. This charge included $16 million for severance in the elimination of approximately 150 jobs at DRI, $2.5 million for facilities consolidation, and the remaining $1.5 million for other integration costs.

       In connection with the adoption of a formal restructuring plan to combine Dain Bosworth, Rauscher Pierce Refsnes and our former operations subsidiary into a single broker-dealer during the first quarter of 1998, we recorded a pretax charge of $15 million ($9.6 million after taxes) against third-quarter 1997 earnings.

D.  RECEIVABLE FROM AND PAYABLE TO BROKERS AND DEALERS

                                                                       DECEMBER 31,
                                                              ------------------------------
(In thousands)                                                  1999               1998
                                                              --------          -----------
Receivable from brokers and dealers:
  Deposits for securities borrowed ........................   $298,588          $193,361
  Securities failed to deliver ............................      9,057            80,954
  Clearing organizations, correspondent brokers and other..     13,926            13,892
                                                              --------          --------
                                                              $321,571          $288,207
                                                              ========          ========
Payable to brokers and dealers:
  Deposits for securities loaned ..........................   $655,440          $588,055
  Securities failed to receive ............................      6,303            90,608
  Clearing organizations, correspondent brokers and other..     15,313            11,796
                                                              --------          --------
                                                              $677,056          $690,459
                                                              ========          ========

        Securities failed to deliver and receive represent the contract value of securities that have not been delivered or received by us or our counterparties subsequent to the settlement date. Securities borrowed and securities loaned are recorded at the amount of cash collateral advanced or received in connection with the transaction. We, or our counterparties, may terminate these transactions on short notice. Securities borrowed transactions require us to deposit cash or other collateral with the lender. With respect to securities loaned, we receive cash or other collateral. The initial collateral advanced or received has a market value equal to or greater than the market value of the securities borrowed or loaned. We monitor the market value of the securities borrowed and loaned on a daily basis and request additional collateral or return excess collateral.

E.  TRADING SECURITIES

The market values of trading securities are as follows:

                                                                         DECEMBER 31,
                                                                  -------------------------
(In thousands)                                                       1999         1998
                                                                  ----------    -----------
Owned:
  U. S. government and government agency securities ............   $103,969     $224,936
  Municipal securities .........................................     97,624      109,644
  Corporate fixed income and other securities ..................     37,260       36,239
  Equity securities ............................................      4,887        9,082
                                                                   --------     --------
                                                                   $243,740     $379,901
                                                                   ========     ========
Sold, but not yet purchased:
  U. S. government, government agency and municipal securities..   $ 65,551     $236,184
  Corporate and other securities ...............................     13,472        4,641
                                                                   --------     --------
                                                                   $ 79,023     $240,825
                                                                   ========     ========

Our principal transaction revenue from trading activities by type, including derivatives, is summarized below:

                                                                                         DECEMBER 31,
                                                                                 ---------------------------
(In thousands) Year ended                                                            1999             1998
                                                                                 ------------     ----------
Equity securities...........................................................     $  94,369         $  71,732
Municipal securities........................................................        35,539            28,686
Government securities.......................................................        15,401            24,531
Corporate fixed income securities...........................................        18,803            12,544
Mortgage-backed and other securities........................................        14,485            13,099
                                                                                 ---------         ---------
                                                                                 $ 178,597         $ 150,592
                                                                                 =========         =========

F.  SHORT-TERM BORROWINGS

         Short-term borrowings of DRI at December 31, 1999 and 1998, were $50.0 million and $119.0 million. Generally, these short-term borrowings were in bank loans on uncommitted lines of credit. However, at December 31, 1999, $100 million of our available uncommitted lines of credit were temporarily committed as a precaution against Year 2000 liquidity concerns. These commitments expired on February 29, 2000. The majority of these borrowings are collateralized by both trading securities we own and our customers' margin securities, and have a floating rate of interest approximately 50 basis points above the Federal Funds rate, which was 5.3 % at December 31, 1999. The market value of our trading securities pledged as collateral at December 31, 1999, was $63.2 million. We had agreements in place for uncommitted credit lines totaling approximately $545 million at year-end.

         On May 31, 1999, we entered into a $67 million revolving credit agreement which replaced a $50 million revolving credit agreement originally dated March 20, 1999. Our new $67 million credit agreement expires on March 17, 2000, and contains two further one-year renewal options. Loans under this facility are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at December 31, 1999. We had no amounts outstanding under our previous credit agreement at year-end 1998. We have satisfied the net worth and regulatory net capital covenants required under the current agreement.

           Our subsidiary, Dain Rauscher Lending Services Inc., also maintains a $50 million uncommitted credit line to finance loans made to customers. Dain Rauscher Lending Services Inc. holds customers' securities as collateral for these loans. This credit line has a floating interest rate of 75 basis points over the Federal Funds rate. As of December 31, 1999, $5.8 million was outstanding under this facility at a 5.6% interest rate. At December 31, 1998, $8.4 million was outstanding under this facility at a 6.1% interest rate.

G.  SUBORDINATED AND OTHER DEBT


                                                                                           DECEMBER 31,
                                                                                 ----------------------------
(In thousands)                                                                         1999           1998
                                                                                 -------------     -----------
Subordinated debt payable to commercial banks...............................     $      65,000     $   80,000
Term loan payable to commercial banks.......................................            50,000              -
WAH subordinated debentures.................................................            21,360         22,505
Litigation settlement notes (see Note I)....................................            14,447         10,000
                                                                                 -------------     ----------
                                                                                 $     150,807     $  112,505
                                                                                 =============     ==========

         On November 3, 1999, we entered into a new $50 million five-year term loan agreement with a group of banks. This loan is unsecured and bears an interest rate of LIBOR plus 175 basis points, and is repayable in 12 equal quarterly installments beginning in January 2002. There are no restrictions on our use of the loan proceeds.

         On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks which is unsecured and bears interest at either the current LIBOR plus 160 basis points, or the lead bank's published Reference Rate, at our discretion. Under the agreement, DRI will make quarterly payments of $5.0 million. These payments began on April 1, 1999, and the final payment is due on December 31, 2002. Proceeds from the loan qualify as regulatory capital. We must comply with provisions in the agreement regarding both net worth and regulatory net capital. During the 1999 second quarter we entered into an interest rate swap agreement for this subordinated debt. This interest rate swap allows us to pay a fixed rate of 6.895% on our subordinated loan, rather than the variable LIBOR denominated rate under the original debt agreement.

         We also issued $27 million (current face amount, adjusted for forfeitures) in five-year zero coupon subordinated debentures in connection with the acquisition of WAH. The face amount of the debentures has been reduced by forfeitures from the original $30 million issued at the time of the acquisition. The discounted present value of the debentures at year-end is $21 million. At December 31, 1999, the weighted average interest rate on all of our subordinated debt was 6.8 % versus 7.2 % at December 31, 1998.

H.  SHAREHOLDERS' EQUITY

         Common Stock: Our common stock has a par value of $0.125 per share; 60,000,000 shares are authorized. At December 31, 1999, 4,630,474 shares of our common stock were reserved for issuance under all our incentive and retirement plans.

        Our Board of Directors approved the repurchase of up to 1,300,000 shares under three separate authorizations in 1994, 1996 and 1997. We have repurchased 979,500 shares under these authorizations, including 88,000 in 1997 and 291,500 in 1999. No shares were repurchased in 1998. Approximately 320,500 shares were available for repurchase under existing authorizations at year-end 1999.

         Stock Compensation Plans: We have two fixed stock compensation plans, the 1986 Stock Option Plan (1986 Plan) and the 1996 Stock Incentive Plan (1996
Plan). The 1996 Plan authorizes the grant of incentive and non-qualified options and the grant of restricted and other stock awards. The 1996 Plan requires all option grants at not less than fair market value of the shares at the date of grant. Options generally become exercisable three to five years after the date of grant, and expire 10 years from the date of grant. Options granted to outside directors in lieu of an annual retainer become exercisable upon the grant date and expire five years after grant. Other options granted to outside directors become exercisable six months after grant date and expire five years after grant. At December 31, 1999, 1,000,059 shares of common stock were available for grant under the 1996 Plan; none are available under the 1986 plan.

        We apply APB 25 and its interpretations in accounting for our stock incentive plans. Accordingly, no compensation expense has been recognized in the consolidated financial statements for stock option grants. The following table summarizes the pro-forma effect of recognizing compensation expense as based on the criteria of SFAS 123:

                                                                            YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------------------
(In thousands, except per-share amounts)                     1999                  1998                  1997
                                                          -----------           ----------           -----------
Net income:
  As reported............................................ $    66,590           $    7,990           $    49,275
  Pro forma.............................................. $    58,642                4,596                47,914

Earnings per share:
Basic:
  As reported............................................ $      5.35           $     0.64           $      4.01
  Pro forma.............................................. $      4.71                 0.37                  3.90
Diluted:
  As reported............................................ $      4.95                 0.61                  3.77
  Pro forma.............................................. $      4.36                 0.35                  3.67

        The weighted average per-share fair value of options granted during 1999, 1998 and 1997 was $13.21, $20.74 and $17.55, respectively. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997, respectively; dividend yields of 1.9%, 1.5% and 1.5%; expected volatility of 36.8%, 38.7 % and 36.6 %; risk-free interest rates of 6.3 %, 4.5 % and 4.8 %; and expected lives of five years. Pro-forma amounts may not be indicative of future results.

The following table summarizes the activity related to our stock option plans for each of the last three years:

                                                        1999                      1998                      1997
                                             --------------------------  ------------------------  ------------------------
                                                            WEIGHTED                     WEIGHTED                  WEIGHTED
                                                             AVERAGE                      AVERAGE                   AVERAGE
                                                            EXERCISE                     EXERCISE                  EXERCISE
                                               SHARES         PRICE         SHARES        PRICE        SHARES       PRICE
                                             ------------   --------     -----------     --------   ------------   --------
Options outstanding at
beginning of year.......................        1,839,015   $ 38.66         1,496,800    $  26.51      1,350,595   $  17.14
Granted.................................          810,354     40.05           875,152       58.07        419,800      49.90
Exercised...............................         (129,625)    15.92          (205,600)      16.84       (155,955)     12.90
Canceled................................         (170,787)    51.72          (327,337)      46.52       (117,640)     24.87
                                             ------------   -------      ------------    --------   ------------   --------

Options outstanding at end of year......        2,348,957   $ 39.44         1,839,015    $  38.66      1,496,800   $  26.51
                                             ============   =======      ============    ========   ============   ========

Options exercisable at end of year......          769,307                     622,925                    552,625
                                             ============                ============               ============

Price range of outstanding options......     $4.58-$59.44                $4.58-$59.44               $4.58-$59.44
Price range of exercised options........     $4.58-$42.75                $4.58-$42.75               $4.67-$20.83

Weighted-average fair value of
options granted during the year.........           $13.21                      $20.74                     $17.55

Average market price....................                    $ 44.62                      $  48.88                  $  46.14
                                                            =======                      ========                  ========


The following table summarizes currently outstanding and exercisable options at December 31, 1999:

                                                   OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                            ------------------------------------    -----------------------------------
                                              WEIGHTED
                                               AVERAGE             WEIGHTED                                 WEIGHTED
                             NUMBER           REMAINING            AVERAGE             NUMBER                AVERAGE
      RANGE OF             OUTSTANDING       CONTRACTUAL          EXERCISE           EXERCISABLE            EXERCISE
   EXERCISE PRICES         AT 12/31/99         LIFE                 PRICE            AT 12/31/99              PRICE
   ---------------       ---------------    ----------------    ----------------    ---------------     ---------------
    $ 4.58-$ 5.94               37,850           .6 years         $     4.63               37,850          $    4.63
    $ 5.95-$11.89               32,600          2.1                    11.67               32,600              11.67
    $11.90-$17.83              301,675          4.1                    14.78              301,675              14.78
    $17.84-$23.78              275,350          5.0                    21.48              217,600              21.24
    $23.79-$29.72              289,334          9.1                    29.44                    -                  -
    $29.73-$35.66               92,000          8.2                    34.69               28,000              34.31
    $35.67-$41.61                1,500          7.2                    41.37                  300              41.37
    $41.62-$47.55              292,004          8.6                    43.13               51,124              43.16
    $47.56-$53.50              283,700          9.3                    49.91                    -                  -
    $53.51-$59.44              742,944          8.1                    58.14              100,158              59.03
                            ----------                            ----------            ---------          ---------

                             2,348,957          7.4               $    39.44              769,307          $   24.34
                             =========                            ==========            =========          =========

         The closing price of our stock was $46.50 on December 31, 1999.

         Restricted shares awarded had weighted average per-share fair values at grant date of $43.25, $33.61 and $58.80 in 1999, 1998 and 1997.

I.  COMMITMENTS AND CONTINGENT LIABILITIES

         Leases: We lease office space, furniture and communications and data processing equipment under several noncancelable operating leases. Most office space lease agreements include rate increases and the payment of real estate taxes, insurance and other expenses of occupancy.

Aggregate minimum rental commitments as of December 31, 1999, are as follows:

                                                                                   OPERATING
(In thousands)                                                                      LEASES
                                                                                 ------------
2000........................................................................     $    22,549
2001........................................................................          20,545
2002........................................................................          19,255
2003........................................................................          15,469
2004........................................................................          12,988
Thereafter..................................................................          80,426
                                                                                 -----------
Total minimum lease payments................................................     $   171,232
                                                                                 ===========


         Rental expense for operating leases was $35,471,000, $26,598,000 and $27,679,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

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


Midwest Life Insurance Company Litigation: We are involved in two actions concerning The Midwest Life Insurance Company ("MWL"). MWL, a former subsidiary we acquired in 1980 and sold in early 1986, issued annuities that were sold primarily through the private client sales force of Dain Bosworth Incorporated
(DBI). MWL was sold two times subsequent to its 1986 sale by us, was relocated from Nebraska to Louisiana by its final owner, Southshore Holding Corp., and was declared insolvent and ordered liquidated by the State of Louisiana in August 1991. Suits against us by policyholders and state guaranty associations (which had reimbursed most policyholder losses) followed, which we settled in late 1998 and early 1999 for a total of approximately $44 million.

The first of the remaining MWL cases was brought against the Company by the liquidator of MWL and is pending in federal court in Louisiana. The complaint alleged violations of the Racketeer Influenced and Corrupt Organizations Act ("RICO"), breach of fiduciary duty and conspiracy to breach fiduciary duty; the latter two claims, however, were dismissed last year, and only the RICO claims remain. The plaintiff is seeking to recover in excess of $59 million in compensatory damages, plus treble damages under RICO, interest, costs, attorneys' fees and other relief. The complaint challenges certain coinsurance transactions between MWL and Central National Life Insurance Company (also a defendant) in 1980 and the subsequent reporting of those transactions. A motion to dismiss the RICO claim is pending. We believe we have strong and meritorious defenses and, if the motion to dismiss is denied, we intend to defend the case vigorously.

In the second case, filed by the Company in November 1999, we seek to recover from the State of Louisiana the amounts we paid in settlement of claims against us, on the ground that intentional and other acts of officials of the Louisiana Insurance Department and the Louisiana Office of Financial Institutions caused the demise of MWL and our losses. The case is pending in the Louisiana state courts.

State of Arizona /"Yield-Burning": In January 1998 the SEC filed a federal court action against DRI (as successor to Rauscher Pierce Refsnes (RPR)) and a former employee in connection with a $130 million refunding issue by the State of Arizona in 1992, on which RPR served as financial advisor. The complaint alleges violations of antifraud provisions of the Securities Act of 1933, the Securities Exchange Act of 1934 and the Investment Advisors Act of 1940. RPR purchased government securities and sold them to the escrow trustee in the transaction at a markup of approximately 0.55 percent of our cost. The SEC alleges that we failed to disclose that we purchased and sold the government securities as a principal, that we expected to make a profit, and the amount of the profit. The SEC also alleges that the markup was excessive and that we falsely represented that the securities were sold to the trustee at fair market value. We are attempting to resolve this action in a manner that also would involve the resolution of allegations of "yield-burning" relating to a substantial number of other negotiated, tax-exempt, advance refunding municipal bond transactions in which RPR and DBI participated, generally as either financial advisor or underwriter, between 1990 and 1994. These refunding transactions ranged in par amount from approximately $200,000 to $180 million.

Kinnard Arbitration: In 1999, an NASDR arbitration panel handed down an award of approximately $16.6 million against us, including $7 million in punitive damages, in favor of John G. Kinnard and Co., Inc. ("Kinnard"). Kinnard had alleged that we hired 18 brokers over 18 months from 4 Kinnard offices in Minnesota and that this constituted "raiding." We took a $10.6 million (after tax) charge against fourth quarter earnings to provide for payment of the award. We filed a proceeding in Minnesota state court in January 2000 asking that the award be vacated and that the case be rearbitrated. Kinnard has moved to confirm the award.

J.  OFF-BALANCE SHEET RISK

         Derivative financial instruments are defined as a future, forward, swap or option contract, or as an interest rate swap, floor or collar. Generally, a derivative represents a future commitment to purchase or sell a financial instrument at a specific term and date. These financial instruments may have market or credit risk which is not reflected in the market values included on our balance sheet.

         We have risk management policies that limit the size and risk of inventories. These policies include a risk point methodology, which assigns risk points to fixed income inventories based on a modified duration methodology, and adjusts all securities to a one-year maturity. We also monitor our inventories for factors that include credit and concentration risk, contract length and inventory age. These inventories are held primarily for distribution to our individual and institutional clients. We do not enter into derivative financial instruments with off-balance-sheet risk, other than those described in this footnote. We utilize these types of derivatives only to manage our risk exposure.

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

         We use notional (contract) amounts to measure our derivative activity. Notional amounts are not included on our balance sheet as these contract amounts are not actually paid or received. Notional amounts allow us to calculate the cash flows to be exchanged and our involvement in any particular type of financial instrument. However, these amounts are not indicative of overall market risk.

         At December 31, 1999 and 1998, we had open commitments to sell under futures contracts with notional amounts of $19.5 million and $15.8 million. At December 31, 1999, we also had open commitments under options on futures contracts with notional amounts of $4.8 million. During 1999 the average notional amounts for futures and options on futures contracts were $40.0 million and $2.4 million. The fair market value of these contracts at December 31, 1999, was less than $500,000.

        We may also pledge our customers' securities as collateral for bank loans, securities loaned, or to satisfy margin deposit requirements of various exchanges. In the event our counterparty is unable to return the securities pledged, we would need to acquire the securities at prevailing market prices. In the case of repurchase agreements, we risk holding collateral at a market value less than that of the related pledged securities. To control these risks, we monitor the market value of securities pledged and require adjustments of collateral levels when necessary. At December 31, 1999, the market value of securities pledged approximated the borrowings outstanding.

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

INTEREST RATE RISK: In April 1999 we entered into a fixed interest rate amortizing swap on our subordinated debt payable to banks to reduce our risk of increased interest costs should interest rates increase. Under the terms of our swap agreement, our quarterly interest payments are made at a fixed interest rate of 6.895%. In return, we receive variable payments based on the current 30-Day LIBOR rate. The difference between the amount of interest we pay and receive under the terms of the swap agreement is included in interest expense. The fair value of this interest rate swap was approximately $1.2 million (unrealized gain, not recorded in our consolidated income statement) at December 31, 1999. The notional value of the swap at December 31, 1999, was $65 million. This interest rate swap matures on December 31, 2002. The credit risk associated with this swap agreement is the risk of nonperformance by DRI's counterparties.

CUSTOMER ACTIVITIES: In the normal course of business, we execute, settle and finance customer security transactions. Our customers' securities activities are transacted on either a cash or margin basis. As part of our customer transactions, we trade option contracts and also sell borrowed securities on their behalf (short sales). The risk with these transactions is that customers may fail to satisfy their obligations, requiring us to purchase or sell various financial instruments at prevailing market prices to fulfill customer obligations.

        We mitigate this risk by requiring our customers to maintain margin collateral in compliance with both regulatory and internal guidelines. We monitor necessary margin levels daily and require customers either to deposit additional collateral or reduce margin positions. Market declines could reduce the value of collateral to below the amount we have loaned, plus interest, before we are able to sell the collateral, but due to daily monitoring of valuations and the amount of collateral we require, we believe this risk to be minimal..

K.  SEGMENT INFORMATION

     Our business includes three major segments: Private Client Group, which includes securities sales to individual investors, correspondent services, and asset management for individual investors; Equity Capital Markets, which includes investment banking and underwriting and equity sales and trading; and Fixed Income Capital Markets, which includes taxable and municipal fixed income securities trading, sales, underwriting, and advisory services. All corporate expenses, and miscellaneous revenue and expense, which are not allocated to individual business lines, are included in Corporate.


(Dollars in thousands) Year ended                  1999         1998       % CHANGE         1997
                                                 --------     --------     --------       --------
Net Revenue:
   Private Client Group ......................   $579,012     $526,685           10%      $486,329
   Equity Capital Markets ....................    210,826       93,317          126         97,118
   Fixed Income Capital Markets ..............    104,893      105,969           (1)        86,392
   Corporate:
      Gain on sale of investment securities...     15,378         --           --             --
      Staff and other ........................     34,055       23,399           46         22,263
                                                 --------     --------     --------       --------
                                                 $944,164     $749,370           26%      $692,102
                                                 ========     ========     ========       ========



Pretax income:
   Private Client Group.......................     $  43,533       $    51,076             (15)%       $ 60,932
   Equity Capital Markets.....................        27,110           (19,468)             nm            3,830
   Fixed Income Capital Markets...............         7,644            12,207             (37)           9,349
  Corporate:
      Gain on sale of investment securities...        15,378                -               -               -
      Corporate ..............................        11,202           (31,331)             nm            2,644
                                                   ---------       -----------             ---         --------
                                                   $ 104,867       $    12,484             740%        $ 76,755
                                                   =========       ===========             ===         ========


Pretax margin on net revenue:
   Private Client Group.......................           7.5%              9.7%                            12.5%
   Equity Capital Markets.....................          12.9             (20.9)                             3.9
   Fixed Income Capital Markets...............           7.3              11.5                             10.8
   Corporate .................................          53.8                nm                             11.9
                                                   ---------       -----------                         --------
                                                        11.1%              1.7%                            11.1%
                                                   =========       ===========                         ========


L.  SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

        Income tax payments totaled $40.7 million in 1999, $3.6 million in 1998, and $32.1 million in 1997. Interest payments totaled $70.2 million, $68.4 million and $57.4 million during the respective periods.

        During the years ended December 31, 1999, 1998 and 1997, we had non-cash financing activity of $9.4 million, $8.7 million and $4.9 million, associated with the crediting of common stock to deferred compensation plan participants. During the year ended December 31, 1998, we also had non-cash financing activity of $21.7 million, representing subordinated debentures issued as part of the consideration paid for the WAH acquisition.

M.  REGULATORY REQUIREMENTS

        As a broker-dealer and member firm of the NYSE, DRI is subject to the Uniform Net Capital Rule (the "Rule") of the Securities and Exchange Commission ("SEC"). The Rule is designed to measure the general financial integrity and liquidity of a broker-dealer and the minimum net capital deemed necessary to meet the broker-dealer's continuing commitments to customers. The Rule provides for two methods of computing net capital. DRI currently uses what is known as the alternative method. Under this method, minimum net capital is defined as 2 percent of aggregate debit items from customer transactions. In addition to the SEC rule, the NYSE may also require a member organization to reduce its business if net capital is less than 4 percent of aggregate debit items and may prohibit a member firm from expanding its business and declaring cash dividends if its regulatory net capital is less than 5 percent of aggregate debit items. Failure to maintain the required net capital may subject a firm to suspension or expulsion by the NYSE, the SEC and other regulatory bodies, and may ultimately require its liquidation. DRI has at all times maintained its net capital above both SEC and NYSE required levels. At December 31, 1999, DRI had net capital of $165.4 million, or 10.2% of aggregate debit items, which was $84.4 million in excess of 5% of aggregate debit items.

         Rule 15c3-3 of the Securities Exchange Act of 1934 specifies when broker-dealers carrying customer accounts may be required to maintain cash or qualified securities in a special reserve account for the exclusive benefit of customers. Based on the December 31, 1999, Rule 15c3-3 reserve calculation, we were not required to maintain a balance in the special reserve account.

N.  EMPLOYEE BENEFIT PLANS

         We sponsor a retirement plan that covers substantially all full-time employees. For the year ended December 31, 1999, participants could contribute, on a pretax basis, up to 12% of their eligible compensation subject to certain aggregate limitations. Once eligible, we would then match 40% of the first 5% of eligible compensation deferred. Matching contributions were limited to $3,000 per employee annually and were invested in shares of our stock. At the end of each year, a profit-sharing contribution was determined by the Board of Directors. The minimum contribution was 3% of eligible compensation.

         Our policy is to fund plan costs currently. Earnings have been charged for contributions to the retirement plan as follows: $18.2 million, $12.9 million and $15.8 million for 1999, 1998 and 1997.

O.  INCOME TAXES

Income tax expense consists of the following:

                                                                         YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------
(In thousands)                                                  1999              1998             1997
                                                              ----------        ----------       ----------
Current:
   Federal................................................    $  42,548         $  6,608         $  27,561
   State..................................................        6,401            1,237             5,083

Deferred:
   Federal................................................       (9,276)          (2,823)           (4,360)
   State..................................................       (1,396)            (528)             (804)
                                                              ---------         --------         ---------
                                                              $  38,277         $  4,494         $  27,480
                                                              =========         ========         =========

Following is a reconciliation of ordinary federal income taxes (based on a rate of 36%) with the actual tax expense provided on earnings:

                                                                         YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
(Dollars in thousands)                                          1999              1998             1997
                                                              ----------        ----------       ----------
Ordinary federal income tax expense.......................    $  36,704         $  4,369         $  26,864
State income taxes, net of federal tax benefit............        3,254              804             3,229
Tax-exempt interest, net of related interest expense......       (1,571)          (1,372)           (1,428)
Other.....................................................         (110)             693            (1,185)
                                                              ---------         --------         ---------
                                                              $  38,277         $  4,494         $  27,480
                                                              =========         ========         =========

Effective tax rate........................................         36.5%            36.0%             35.8%
                                                              =========         ========         =========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are:

                                                                                         DECEMBER 31,
                                                                                 ---------------------------
(In thousands)                                                                       1999             1998
                                                                                 ----------       ----------
Deferred tax assets:
  Accruals not currently deductible..........................................    $  59,459        $   43,308
  Fixed assets...............................................................        2,234             2,617
  Federal operating loss and AMT credit carryforward acquired................           95             2,128
  Other......................................................................        1,425             3,278
                                                                                 ---------        ----------
                                                                                    63,213            51,331
                                                                                 ---------        ----------
Deferred tax liabilities:
  Goodwill...................................................................       (3,041)           (1,913)
  Other......................................................................       (1,281)           (1,199)
                                                                                 ---------        ----------

Net deferred tax asset                                                           $  58,891        $   48,219
                                                                                 =========        ==========

We have determined that we are not required to establish a valuation allowance for the deferred tax asset because it is expected to be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and future taxable income. This assumption is based on federal taxable income of over $122 million in the carryback period, substantial state taxable income in the carryback period, as well as prospects for continued earnings.

                            DAIN RAUSCHER CORPORATION
                         QUARTERLY FINANCIAL INFORMATION
               (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

                                                 FIRST            SECOND             THIRD           FOURTH
                                                QUARTER           QUARTER           QUARTER          QUARTER
                                            -------------     ------------      ------------     ------------
1999
Net revenue............................     $     219,982     $    232,555      $    224,877     $    266,750
                                            =============     ============      ============     ============
Income before income taxes.............     $      36,145     $     27,059      $     24,507     $     17,155
                                            =============     ============      ============     ============
Net income ............................     $      22,590     $     16,912      $     15,317     $     11,770
                                            =============     ============      ============     ============
Per-share data:
   Basic net earnings .................     $        1.81     $       1.37      $       1.23     $       0.94
                                            =============     ============      ============     ============
   Diluted net earnings*...............     $        1.70     $       1.26      $       1.13     $       0.86
                                            =============     ============      ============     ============
   Dividends ..........................     $         .22     $        .22      $        .22     $        .22
                                            =============     ============      ============     ============

1998

Net revenue............................     $     172,447     $    188,016      $    180,827     $    208,080
                                            =============     ============      ============     ============
Income (loss) before income taxes......     $      (3,163)    $     18,488      $      5,479     $     (8,320)
                                            =============     ============      ============     ============
Net income (loss)......................     $      (2,024)    $     11,832      $      3,507     $     (5,325)
                                            =============     ============      ============     ============
Per-share data:
   Basic net earnings (loss)...........     $        (.16)    $        .96      $        .28     $       (.43)
                                            =============     ============      ============     ============
   Diluted net earnings (loss)*........     $        (.16)    $        .90      $        .27     $       (.43)
                                            =============     ============      ============     ============
   Dividends ..........................     $         .22     $        .22      $        .22     $        .22
                                            =============     ============      ============     ============


*Excluding the impact of a nonrecurring investment gain, office closing expenses and an arbitration award, in 1999 diluted earnings per share would be $.98 in Q1, $1.30 in Q2, $1.23 in Q3, and $1.70 in Q4. Similarly in 1998, excluding nonrecurring acquisition charges and litigation settlements, diluted earnings per share would be $.82 in Q1 and $.74 in Q4. (See Management's Discussion and Analysis for a complete description of these items.)

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K:

(a)           Documents filed as part of this Report:

                                                                                                                    Page
                                                                                                                    ----
      1.      Financial statements:
              Reference is made to the table of contents to financial statements and financial statement schedule hereinafter contained........................................................................ 40
      2.      Financial statement schedules:
              Reference is made to the table of contents to financial statements and financial statement schedule hereinafter contained for all other financial statement schedules............................ 40


3.   Exhibits:

     ITEM NO.                   ITEM                                                  METHOD OF FILING
     --------                   ----                                                  ----------------
    2.1      Agreement and Plan of Merger, dated February 8,       Filed as Exhibit 2.1 to the Company's Report on Form
             1998 among Dain Rauscher Corporation, Dain            8-K dated March 31, 1998.
             Rauscher Incorporated and Wessels, Arnold &
             Henderson Group, L.L.C. and Wessels, Arnold
             & Henderson, L.L.C.

    3.1      Restated Certificate of Incorporation of the          Incorporated by reference to Exhibit 4.1 to the
             Company.                                              Company's Registration Statement on Form S-8 dated May
                                                                   13, 1997, File No. 333-26947.

    3.3     Amended and Restate Bylaws of the Company.             Incorporated  by reference to Exhibit 3.1 to the
                                                                   Company's Quarterly Report on Form 10-Q dated  March
                                                                   31, 1999.

    4.6     Credit Agreement dated May 31, 1999.                   Incorporated by reference to Exhibit 4.7 to the
                                                                   Company's  Quarterly Report on Form 10-Q dated June 30,
                                                                   1999.

    4.7     Credit Agreement dated November 3, 1999.               Incorporated by reference to Exhibit 4.7 to the
                                                                   Company's Quarterly Report on Form 10-Q dated
                                                                   September 30, 1999.

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

    10.7*   1996 Stock Incentive Plan.                             Incorporated by reference to Exhibit 10 to the
                                                                   Company's Quarterly Report on Form 10-Q dated March
                                                                   31, 1996.

    10.10*  Employment Agreements between the Company and          Incorporated by reference to Exhibit 10.10 to the
            Kenneth J. Wessels dated March 31, 1998.               Company's  Quarterly  Report on Form 10-Q/A dated March
                                                                   31, 1998.

    10.11*  Revised Employment Agreement between the Company       Incorporated by reference to Exhibit 10.11 to the
            and Kenneth J. Wessels dated March 4, 1999.            Company's Annual Report on Form 10-K dated March 31,
                                                                   1999.

    10.12*  Dain Rauscher 1996 Stock Incentive Plan, as            Incorporated by reference to Exhibit 10.12 to the
            amended through April 27, 1999.                        Company's Quarterly Report on Form 10-Q dated  March
                                                                   31, 1999.

    10.13*  Dain Rauscher Deferred Compensation Plan for           Incorporated by reference to Exhibit 10.13 to the
            Non-Employee Directors, as amended through April       Company's Quarterly Report on Form 10-Q dated March
            27, 1999.                                              31, 1999.

    10.14*  Revised Employment Agreement between the Company       Filed herewith.
            and Kenneth J. Wessels dated December 15, 1999.

    10.15*  Dain Rauscher Management Deferred Compensation         Filed herewith.
            Plan, as amended through December 1, 1999.

    10.16*  Dain Rauscher Wealth Accumulation Plan, as             Filed herewith.
            amended through December 1, 1999.

    10.17*  Special Stock Option Agreement between the             Filed herewith.
            Company and Irving Weiser dated April 5, 1999.

    10.18*  Stock Option Agreement between the Company and         Filed herewith.
            Irving Weiser, dated April 5, 1999

    10.19*  Change in Control Agreement between the Company        Filed herewith.
            and Irving Weiser dated July 10, 1999.

    10.20*  Cancellation of Non-Plan Stock Option Agreement        Filed herewith.
            between the Company and Irving Weiser dated
            April 5, 1999.

    10.21*  Stock Option Agreement between the Company and         Filed herewith.
            Irving Weiser dated January 4, 2000.


                                                                  Filed herewith.
    10.22* Revised Employment Agreement between the Company and Kenneth J. Wessels dated February 10, 2000.

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

    23      Independent Auditors' consent.                        Filed herewith.

    24      Power of Attorney.                                    Filed herewith.

    27      Financial Data Schedule.                              Filed herewith.

    99      Cautionary Statements for Purposes of the "Safe       Filed herewith.
            Harbor" Provision of the Private Securities
            Litigation Reform act 1995.



* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.


(b)        Two reports on Form 8-K were filed during the fourth quarter of 1999.

      (1)  Item Reported

           Exhibit 99 - Press release announcing registrant's promotion of David
           J. Parrin to Chief Financial Officer.

           Date of earliest event reported - November 18, 1999.

           Financial Statements Filed - None

      (2)  Item Reported

           Exhibit 99.1 - Press release announcing arbitration decision and related charge.

           Date of earliest event reported - December 10, 1999.

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

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES INDICATED:

              SIGNATURE                                         TITLE
              ---------                                         -----
            Irving Weiser             Chairman of the Board, President, Chief Executive Officer
-----------------------------                     (Principal Executive Officer)
            Irving Weiser                                 and Director


            John C. Appel                                   Vice Chairman
------------------------------                              and Director
            John C. Appel

           David J. Parrin              Executive Vice President and Chief Financial Officer
------------------------------               (Principal Financial and Accounting Officer)
           David J. Parrin

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

          Walter F. Mondale                                   Director
------------------------------
          Walter F. Mondale

          C.A. Rundell, Jr.                                   Director
------------------------------
          C.A. Rundell, Jr.

           Robert L. Ryan                                     Director
------------------------------
           Robert L. Ryan

       Arthur R. Schulze, Jr.                                 Director
------------------------------
       Arthur R. Schulze, Jr.

         Kenneth J. Wessels                        Chairman, Dain Rauscher Wessels
------------------------------                               and Director
         Kenneth J. Wessels


                            DAIN RAUSCHER CORPORATION

              FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                  AS OF DECEMBER 31, 1999 AND 1998 AND FOR EACH
                      OF THE YEARS IN THE THREE-YEAR PERIOD
                             ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                                        PAGE
                                                                                                                        ----
Independent Auditors' Report............................................................................................ 18

Consolidated Financial Statements:

     Consolidated statement of income................................................................................... 19

     Consolidated balance sheet......................................................................................... 20

     Consolidated statement of shareholders' equity..................................................................... 21

     Consolidated statement of cash flows............................................................................... 22

     Notes to consolidated financial statements......................................................................... 23

Financial Statement Schedule:

     Schedule III - Condensed financial information of the registrant................................................... 41



         Schedules not listed above have been omitted because they are either not applicable or the required information has been provided in the consolidated financial statements or notes thereto.

                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                                OF THE REGISTRANT

                            DAIN RAUSCHER CORPORATION
                                (PARENT COMPANY)

                               STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                             1999         1998          1997
                                                          ----------    --------      ----------
Revenue:
Gain on sale of investment securities ...............     $ 23,747      $  8,787          --
Management fees .....................................         --            --        $ 18,941
Facilities rental ...................................         --            --             964
   Interest .........................................         --            --           2,043
                                                          --------      --------      --------
                                                            23,747         8,787        21,948
                                                          --------      --------      --------
Expenses:
   Compensation and benefits ........................         --                        12,475
   Interest .........................................         --                         2,218
   Other operating expenses .........................           12           260        12,823
   Litigation settlement expense ....................         --          23,787          --
   Restructuring charge .............................                       --          15,000
                                                          --------      --------      --------
                                                                12        24,047        42,516
                                                          --------      --------      --------
Income (loss) before income taxes and equity in
   subsidiaries' earnings ...........................       23,735       (15,260)      (20,568)
Income tax (expense) benefit ........................       (8,901)        5,494         7,851
                                                          --------      --------      --------
Income (loss) before equity in subsidiaries'
   earnings .........................................       14,834        (9,766)      (12,717)

Equity in subsidiaries' earnings ....................       51,756        17,756        61,992
                                                          --------      --------      --------
Net income ..........................................     $ 66,590      $  7,990      $ 49,275
                                                          ========      ========      ========



See notes to condensed financial information.

                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                        OF THE REGISTRANT - (CONTINUED)

                           DAIN RAUSCHER CORPORATION
                                (PARENT COMPANY)

                                 BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                         DECEMBER 31,
                                                                                 -----------------------------
                                                                                     1999             1998
                                                                                 ------------     ------------
Assets:
  Cash......................................................................     $       200       $    1,039
  Advances to subsidiaries..................................................          55,195           17,893
  Equipment, leasehold improvements and building, at cost, less
    accumulated depreciation of $23,866 and $27,279, respectively...........          18,013           22,445
  Investment in subsidiaries, at cost, plus equity in undistributed
    earnings ...............................................................         382,094          325,298
  Other assets..............................................................          63,837           24,635
                                                                                 -----------       ----------
                                                                                 $   519,339       $  391,310
                                                                                 ===========       ==========


Liabilities and Shareholders' Equity:
Liabilities:
  Accounts payable and accrued expenses.....................................     $    43,783       $   29,032
  Capital lease obligations and other debt..................................          85,806           32,505
                                                                                 -----------       ----------
                                                                                     129,589           61,537
                                                                                 -----------       ----------
Shareholders' equity:
  Common stock..............................................................           1,630            1,580
  Additional paid-in capital................................................         125,320          112,142
  Retained earnings.........................................................         285,966          230,421
  Treasury stock............................................................         (23,166)         (14,370)
                                                                                 -----------       ----------
                                                                                     389,750          329,773
                                                                                 -----------       ----------
                                                                                 $   519,339       $  391,310
                                                                                 ===========       ==========



See notes to condensed financial information.

                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                        OF THE REGISTRANT - (CONTINUED)

                            DAIN RAUSCHER CORPORATION
                                (PARENT COMPANY)

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------
                                                        1999         1998          1997
                                                     ----------    ----------    ----------
Cash flows from operating activities:
Net income .......................................   $ 66,590      $  7,990      $ 49,275
Non-cash items included in income:
   Equity in net earnings of subsidiaries ........    (51,756)      (17,756)      (61,992)
   Depreciation, amortization and other ..........       --            --           7,899
                                                     --------      --------      --------

                                                       14,834        (9,766)       (4,818)

Change in operating assets and liabilities .......    (59,357)       14,761         9,917
                                                     --------      --------      --------

Cash provided (used) by operating activities .....    (44,523)        4,995         5,099
                                                     --------      --------      --------

Cash flows from financing activities:
   Proceeds from:
      Term loan agreement ........................     50,000          --            --
      Issuance of common stock ...................      1,923         3,275         1,779
      Advances from subsidiaries, net ............       --          52,226          --
      Revolving credit agreement .................       --            --          50,000
Payments for:
      Dividends on common stock ..................    (11,045)      (10,988)       (8,904)
      Purchases of common stock ..................     (9,790)         --          (5,195)
      Advances to subsidiaries, net ..............     (5,000)         --         (41,030)
      Capital leases and other debt ..............     (2,400)       (6,639)       (1,288)
      Revolving credit agreement .................       --         (50,000)         --
                                                     --------      --------      --------


Cash provided (used) by financing activities .....     23,688       (12,126)       (4,638)
                                                     --------      --------      --------

Cash flows from investing activities:
      Gain from sale of investments ..............     23,747         8,787          --
      Dividends from subsidiaries ................       --           4,894        10,648
      Investment in Lending ......................       --            --            (500)
      Purchases of investments from subsidiaries..       --          (2,400)         --
      Purchases of fixed assets ..................     (3,751)       (4,085)      (10,705)
                                                     --------      --------      --------

Cash provided (used) by investing activities .....     19,996         7,196          (557)
                                                     --------      --------      --------

Increase (decrease) in cash ......................       (839)           65           (96)



Cash at beginning of year ........................      1,039           974         1,070
                                                     --------      --------      --------


Cash at end of year ..............................   $    200      $  1,039      $    974
                                                     ========      ========      ========

See notes to condensed financial information.

                 SCHEDULE III - CONDENSED FINANCIAL INFORMATION
                        OF THE REGISTRANT - (CONTINUED)

                            DAIN RAUSCHER CORPORATION
                                (PARENT COMPANY)

                    NOTES TO CONDENSED FINANCIAL INFORMATION


A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The condensed financial statements of Dain Rauscher Corporation (Parent Company) should be read in conjunction with the consolidated financial statements of Dain Rauscher Corporation, and the notes thereto beginning in Item 8.

      Prior to 1998, the Parent Company received management fees from its subsidiaries in return for human resources, finance, purchasing, communications and other services performed for the benefit of the subsidiaries. Other holding company and corporate expenses were absorbed by the Parent Company prior to 1998. With the merger of the Parent Company's three broker-dealer subsidiaries into a single entity during 1998, Parent Company employees and operating expenses were transferred to its subsidiaries, principally DRI.

      Certain prior-year amounts in the Parent Company's financial statements have been reclassified to conform to the 1999 presentation. The reclassifications include restating prior-year amounts related to the Parent Company's capitalization of its former operations subsidiary via advances from Dain Bosworth and Rauscher Pierce Refsnes.

B.    INVESTMENTS IN SUBSIDIARIES

      Investments in subsidiaries are carried at cost plus equity in undistributed earnings. See Note M to Consolidated financial statements for information regarding net capital requirements of the broker-dealer subsidiary which could result in restriction on the ability of the subsidiary to transfer funds to the parent in the form of loans, advances or cash dividends.

C.    COMMITMENTS

      On November 3, 1999, the Parent Company entered into a new $50 million five-year term loan agreement with a group of banks. This loan is unsecured and bears an interest rate of LIBOR plus 175 basis points, and is repayable in 12 equal quarterly installments beginning January 2002. There are no restrictions on our use of the loan proceeds.

      The Parent Company has guaranteed the repayment of any advances to Dain Rauscher Lending Services Inc. from a $50 million uncommitted credit facility available to finance certain loans made to customers collateralized by securities. As of December 31, 1999, $5.8 million was outstanding under this facility at a 5.6% interest rate. $8.4 million was outstanding under this facility at a 6.1% interest rate at December 31, 1998. See Note F to Consolidated financial statements for further discussion of this credit facility.


      We lease office space, furniture and communications and data processing equipment under several noncancelable operating leases. Most office space lease agreements include rate increases and include the payment of real estate taxes, insurance and other expenses of occupancy. All lease payments are being made by DRI. The Parent Company is the guarantor of the lease for our headquarters location. However, we anticipate that DRI will continue to make the payments for this lease and this expense will not be reflected on the Parent Company's statement of income.

D.       DEFERRED TAX ASSET

      During 1999 we transferred a deferred tax asset from DRI to the Parent Company. This deferred tax asset represents the benefit associated with the tax deduction related to future payments of deferred compensation. We transferred this asset from DRI to the Parent Company based on our determination that the future tax benefit should be recorded along with the related liability that is included on the Parent Company's balance sheet.