Form 10-Q
period 2000-03-31
DAIN RAUSCHER CORP
filed 2000-05-10
CIK 50916

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q




               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 2000

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

                                 Yes [X] No [ ]

     As of April 28, 1999, the Company had 12,817,831 shares of common stock outstanding.

--------------------------------------------------------------------------------

                            DAIN RAUSCHER CORPORATION
            REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000


                                      INDEX


                                                                                                      PAGE
                                                                                                      ----


I.   FINANCIAL INFORMATION:

     Item 1.      Financial Statements

                  Consolidated Balance Sheet.........................................................    3

                  Consolidated Statement of Income...................................................    4

                  Consolidated Statement of Cash Flows...............................................    5

                  Notes to Consolidated Financial Statements.........................................    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................................    8


II.  OTHER INFORMATION:

     Item 1.      Legal Proceedings..................................................................   14



     Item 6.      Exhibits and Reports on Form 8-K...................................................   15

                  Signatures.........................................................................   16

                  Index of Exhibits..................................................................   17

                  Exhibits...........................................................................   18


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            DAIN RAUSCHER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                                                   MARCH 31,      DECEMBER 31,
                                                                                     2000             1999
                                                                                -------------    -------------
                                                                                 (UNAUDITED)
Assets:
   Cash and cash equivalents................................................    $     28,994     $     39,087
   Receivable from customers................................................       1,755,165        1,453,488
   Receivable from brokers and dealers......................................         389,563          321,571
   Securities purchased under agreements to resell..........................         154,845           67,357
   Trading securities owned.................................................         371,092          243,740
   Equipment and leasehold improvements, at cost, net of depreciation.......          46,274           47,578
   Other receivables........................................................         153,744          123,805
   Deferred income taxes....................................................          74,365           58,891
   Goodwill, net of amortization............................................         113,153          114,485
   Other assets.............................................................          35,772           29,853
                                                                                ------------     ------------

                                                                                $  3,122,967     $  2,499,855
                                                                                ============     ============

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings....................................................    $    136,453     $     55,836
   Customer drafts payable..................................................          79,597           76,267
   Payable to customers.....................................................         801,306          690,559
   Payable to brokers and dealers...........................................         931,695          677,056
   Securities sold under repurchase agreements..............................          50,969           23,213
   Trading securities sold, but not yet purchased...........................         188,773           79,023
   Accrued compensation.....................................................         181,742          235,858
   Other liabilities and accrued expenses...................................         162,493          121,486
   Subordinated and other debt..............................................         144,371          150,807
                                                                                ------------     ------------

                                                                                   2,677,399        2,110,105
Shareholders' equity:
   Common stock.............................................................           1,648            1,630
   Additional paid-in capital...............................................         143,705          125,320
   Retained earnings........................................................         323,134          285,966
   Treasury stock, at cost..................................................         (22,919)         (23,166)
                                                                                ------------     ------------

                                                                                     445,568          389,750
                                                                                ------------     ------------

                                                                                $  3,122,967     $  2,499,855
                                                                                ============     ============







                See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                          THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------
                                                              2000              1999
                                                       --------------------------------

Revenue:
   Commissions...................................      $      114,870    $      83,266
   Investment banking and underwriting...........              98,720           33,435
   Principal transactions........................              67,814           42,488
   Interest......................................              42,468           30,860
   Asset management..............................              24,005           16,952
   Correspondent services........................               7,386            5,878
   Gain on sale of investment....................                   -           15,378
   Other.........................................              16,585            7,778
                                                       --------------    -------------

   Total revenue.................................             371,848          236,035

Interest expense.................................             (20,838)         (16,053)
                                                       --------------    -------------

Net revenue......................................             351,010          219,982
                                                       --------------    -------------


Operating expenses:
   Compensation and benefits.....................             223,842          130,908
   Occupancy and equipment.......................              14,224           13,225
   Communications................................              12,007           12,146
   Travel and promotional........................               9,570            9,053
   Floor brokerage and clearing fees.............               3,546            3,450
   Other.........................................              22,798           15,055
                                                       --------------    -------------

Total operating expenses.........................             285,987          183,837
                                                       --------------    -------------

Income before income taxes.......................              65,023           36,145
Income tax expense...............................             (25,034)         (13,555)
                                                       --------------    -------------

Net income.......................................      $       39,989    $      22,590
                                                       ==============    =============

Earnings per share:
   Basic.........................................      $         3.14    $        1.81
                                                       ==============    =============
   Diluted.......................................      $         2.85    $        1.70
                                                       ==============    =============

Dividends per share..............................      $          .22    $         .22
                                                       ==============    =============










                See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------
                                                                         2000             1999
                                                                     ------------    -------------
Cash flows from operating activities:
   Net income ..................................................      $  39,989         $  22,590
   Adjustments to reconcile income to cash provided (used)
      by operating activities:
         Depreciation and amortization .........................          6,249             5,735
         Deferred income taxes .................................        (15,474)           (5,083)
         Other non cash items ..................................          3,746             3,295
         Net trading securities owned and trading
            securities sold, but not yet purchased .............        (17,602)          (25,601)
         Other receivables .....................................        (29,939)          (15,439)
         Drafts payable and short-term borrowings
            of securities companies ............................         83,947           150,626
         Net receivable from customers .........................       (190,930)         (161,300)
         Net payable to brokers and dealers ....................        186,647            21,666
         Net securities under repurchase agreements ............        (59,732)           29,423
         Other accrued liabilities .............................         36,177            35,793
         Accrued compensation ..................................        (54,116)          (52,464)
         Other .................................................          5,980            (7,843)
                                                                      ---------         ---------
Cash provided (used) by operating activities ...................         (5,058)            1,398
                                                                      ---------         ---------

Cash flows from financing activities:
   Proceeds from:
      Issuance of common stock for stock options ...............            286               664
   Payments for:
      Subordinated and other debt ..............................         (5,000)             --
      Dividends on common stock ................................         (2,805)           (2,764)
      Purchase of common stock .................................           --              (9,567)
                                                                      ---------         ---------
Cash used by financing activities ..............................         (7,519)          (11,667)
                                                                      ---------         ---------

Cash flows from investing activities:
      Gain on sale of investment securities ....................          6,333            15,378
      Payments for equipment, leasehold improvements and other..         (3,849)           (2,128)
                                                                      ---------         ---------
Cash provided by investing activities ..........................          2,484            13,250
                                                                      ---------         ---------

Increase (decrease) in cash and cash equivalents ...............        (10,093)            2,981
   Cash and cash equivalents:
      At beginning of period ...................................         39,087            47,273
                                                                      ---------         ---------
      At end of period .........................................      $  28,994         $  50,254
                                                                      =========         =========





                See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the three-month period ended March 31, 2000, are not necessarily indicative of future results.

B.       SHORT-TERM BORROWINGS

         On March 16, 2000, we amended our committed, revolving credit agreement to extend the maturity date to March 15, 2001, and increase the credit limit to $80 million from $67 million. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at March 31, 2000. Under the terms of this credit agreement, we must comply with covenants regarding net worth, regulatory net capital, minimum investment level in our broker-dealer subsidiary, Dain Rauscher Incorporated (DRI), and limitations on indebtedness, among others.

C.       SUBORDINATED AND OTHER DEBT

         On November 2, 1999, we entered into a new $50 million five-year term loan agreement with a group of banks. This loan is unsecured, bears an interest rate of LIBOR plus 175 basis points, and is repayable in 12 equal quarterly installments beginning January 2002. There are no restrictions on our use of the loan proceeds.

         On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks in connection with its acquisition of Wessels, Arnold and Henderson, LLP (WAH). Proceeds from this loan qualify as regulatory capital. Term loans under this agreement are unsecured, and consist of advances bearing interest generally at either the current LIBOR plus 160 basis points, or the lead bank's published Reference Rate, at our discretion. Under the agreement DRI makes quarterly payments of $5.0 million. These payments began on April 1, 1999, and the final payment is due on December 31, 2002. DRI must also comply with covenants in the agreement regarding, among others, net worth and regulatory net capital. During the 1999 second quarter we entered into an interest rate swap agreement for this subordinated debt (see footnote E for a further discussion of this interest-rate swap).

D.       SEGMENT INFORMATION

         See Item 2 "Management's Discussion and Analysis" for a discussion of our results by business line.

E.       OFF-BALANCE-SHEET RISK

         MARKET RISK
         The types of transactions in which we participate and the types of inventory we hold remain essentially unchanged since year-end 1999. See the Market Risk discussion in Item 7 (Management's Discussion and Analysis) of our Annual Report on Form 10-K for the year ended December 31, 1999, for a further discussion of this issue.

         INTEREST RATE RISK
         In April 1999 we entered into a fixed interest rate amortizing swap on our subordinated debt payable to banks to reduce our risk of increased interest costs should interest rates increase. Under the terms of our swap agreement, our quarterly interest payments are made at a fixed interest rate of 6.895%. In return, we receive variable payments based on the current 30-day LIBOR rate. The difference between the amount of interest we pay and receive under the terms of the swap is included in interest expense. The fair value of this interest rate swap was approximately $1.2 million (unrealized gain, not recorded in our consolidated income statement) at March 31, 2000. This interest rate swap matures on December 31, 2002.

F.     SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

       Income tax payments totaled $21,263,000 and $5,671,000 during the three months ended March 31, 2000 and 1999, respectively. Interest payments totaled $16,407,000 and $14,544,000 during the same respective three-month periods.

       During the three months ended March 31, 2000 and 1999, we credited common stock to deferred compensation plan participants, resulting in net non-cash financing activity of $17,307,000 and $4,580,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Item 7 (Management's Discussion and Analysis) of our Annual Report on Form 10-K for the year ended December 31, 1999.

SUMMARY

        Following is a consolidated summary of our income and results of operations for the three months ended March 31, 2000 and 1999:


                                                          THREE MONTHS ENDED MARCH 31,
                                                       -------------------------------
                                                             2000               1999
                                                       -------------------------------
Revenue..........................................      $      371,848    $     236,035
Interest expense.................................             (20,838)         (16,053)
                                                       --------------    -------------
Net revenue*.....................................             351,010          219,982
Operating expenses...............................             285,987          183,837
                                                       --------------    -------------
Income before income taxes.......................              65,023           36,145
Income tax expense...............................             (25,034)         (13,555)
                                                       --------------    -------------
Net income.......................................      $       39,989    $      22,590
                                                       ==============    =============

Earnings per share:
   Basic.........................................      $         3.14    $        1.81
   Diluted*......................................                2.85             1.70



         *Net revenue for the three months ended March 31, 1999 included a $15.4 million pre-tax gain on the sale of an equity investment, which increased net earnings per diluted share by $0.72.


RESULTS OF OPERATIONS BY TRANSACTION TYPE

Commission revenue increased $31.6 million (38%) during the first quarter of 2000 over the same period in 1999. Strong sales of over-the-counter equity securities sold on an agency basis led the commission increase, although sales of listed securities were also robust. Trading volumes were heavy on both the NASDAQ, which experienced record volume during the quarter, and the NYSE. Securities prices, particularly on the NASDAQ, also rose in the period ending March 31, 2000. These price and volume increases, which resulted in higher commissions on a greater number of securities transactions, drove our commission revenue during the first quarter of 2000. Sales of mutual funds were also significantly stronger in 2000's first quarter than they were a year ago, and sales of insurance and annuity products rose, although more modestly.

        Investment banking and underwriting revenue increased more than 195% ($65.3 million) in the first three months of 2000 over the same period in 1999. Initial and secondary public equity offerings, particularly in the technology sector, accounted for much of this higher revenue. Delayed or cancelled public offerings amid volatile equity markets since March 31, 2000 could negatively impact investment banking revenue in the second quarter of 2000. Advisory fees from mergers and acquisitions also rose strongly in the first quarter of 2000 over the first quarter of 1999. Public finance investment banking fees were down in the first quarter of 2000 from the prior year, amid a soft market for new issues.

        Revenue from principal transactions increased $25.3 million (60%) in first quarter of 2000 versus 1999's first quarter. Higher sales and trading of over-the-counter equity securities drove much of this increase. Revenue from trading of municipal bonds also rose during the period, although trading results on taxable fixed income securities declined. Institutional sales of both municipal and taxable fixed income securities were down from the prior year first quarter amid interest rate uncertainty.

        Correspondent services revenue rose 26% ($1.5 million) in the first quarter of 2000 versus 1999's first three months, reflecting strong investor activity in US equity markets.

        Net interest income increased $6.8 million (46%) in the first quarter of 2000 from 1999. Interest revenue was up significantly, reflecting the 31% rise in customer margin loan balances. Interest expense grew mainly as a result of the $50 million term loan we entered into in November of 1999. Average margin spreads (the difference between the rate our customers pay us on margin loans and our average borrowing cost) rose moderately from the first quarter of 1999 as we raised the rates we charge on margin loan balances in line with rate increases by the Federal Reserve.

        Asset management revenue increased $7.0 million (42%) in Q1of 2000 over the prior year quarter. Assets under management grew from new assets in our Private Client Group fee-based accounts and in our money market funds, and from rising market valuations of existing assets.

        Other revenue decreased $8.8 million in the first three months of 2000 from the same period a year ago. First quarter 1999 results included a pretax gain of $15.4 million resulting from our sale of an equity investment made in connection with our correspondent services business. First quarter 2000 results include various gains on the sale of equity investments made in connection with our Equity Capital Markets business, although none resulted in a return as significant as that in 1999's first quarter.

        Compensation and benefits expense increased 71% from Q1 1999, mirroring significantly higher revenues. The increase in compensation and benefit dollars reflects both the increase in our Equity Capital Markets business, which has a higher compensation ratio, and increased sales activity by Private Client Group investment executives, which results in higher compensation to these investment executives. Compensation and benefits as a percent of net revenue, however, remained essentially unchanged at 63.8% in Q1 2000 versus 64.0% in Q1 of 1999 (excluding the impact of the $15.4 million investment gain).

        Operating expenses, excluding compensation and benefits, increased 17% in the first quarter of 2000 from the same period a year ago. Occupancy and equipment expenses increased 8% due to remodeling and expansions of current office space. Travel and promotional expenses increased 6% in conjunction with higher investment banking activity from our Equity Capital Markets Group. Communication expenses decreased slightly primarily from a change in a major telecommunications contract. Floor brokerage and clearing fees rose 3% on higher trading volumes. Other expenses increased by $7.7 million (51%), primarily from programming and development costs related to investments in web technology.

RESULTS OF OPERATIONS BY BUSINESS LINE

        Our business includes three major segments: Private Client Group, which includes securities sales to individual investors, asset management for individual investors, and correspondent services; Equity Capital Markets, which includes corporate investment banking and underwriting, research, and institutional equity sales and trading; and Fixed Income Capital Markets, which includes fixed income securities trading, sales, underwriting, and advisory services. All corporate expenses, and miscellaneous revenue and expenses, which are not allocated to individual business lines, are included in "Corporate."


(In thousands)                                            THREE MONTHS ENDED  MARCH 31,
                                                       --------------------------------
                                                              2000              1999
                                                       --------------------------------
NET REVENUE
   Private Client Group..........................      $      191,644    $     141,600
   Equity Capital Markets........................             125,702           33,415
   Fixed Income Capital Markets..................              20,746           25,015
   Corporate:
      Staff and other............................              12,918            4,574
      Gain on sale of investment.................                   -           15,378
                                                       --------------    -------------
           TOTAL.................................      $      351,010    $     219,982
                                                       ==============    =============



(In thousands)

PRE-TAX INCOME (LOSS)
   Private Client Group..........................      $       25,951    $      15,211
   Equity Capital Markets........................              29,267            1,168

   Fixed Income Capital Markets..................              (1,031)           2,097

   Corporate:
      Staff and other............................              10,836            2,291
      Gain on sale of investment.................                   -           15,378
                                                       --------------    -------------
           TOTAL.................................      $       65,023    $      36,145
                                                       ==============    =============



PRE-TAX MARGIN ON NET REVENUE
   Private Client Group..........................                13.5%            10.7%
   Equity Capital Markets........................                23.3              3.5
   Fixed Income Capital Markets..................                  nm              8.4
   Corporate.....................................                83.9             88.6
                                                       --------------    -------------
           TOTAL.................................                18.5%            16.4%
                                                       ==============    =============


         PRIVATE CLIENT GROUP: Private Client Group ("PCG") generates revenue primarily from commissions earned by investment executives on individual (retail) investor activity. PCG receives asset management fees paid from Insight Investment Management Inc. ("Insight"), an affiliate of DRI which manages the Great Hall(R) money market funds, and fees paid by customers for us to manage or arrange the management of their portfolios. PCG also earns interest from customers who have borrowed funds to purchase securities (margin purchasing). Revenue generated from correspondent (or trade) services is also included in PCG. Correspondent services fees are paid to us by independent introducing brokers to clear and settle their clients' transactions, and to extend credit to their clients to purchase securities (margin purchasing).

         PCG net revenue rose 35% in the first quarter of 2000 over the same period in 1999, as both commissions and asset management fees increased strongly. Commission revenue gains resulted primarily from higher sales of over-the-counter securities and mutual funds, although sales of all equity securities were strong. Although securities prices were volatile, trading volumes on both the NASDAQ and NYSE were heavy during the three months ended March 31, 2000, contributing to increased commissions. Sales of annuity and other insurance products, which are included in commission revenue, also increased in the first quarter of 2000.

         PCG's asset management fees were up 58% in the first three months of 2000 from the same period in 1999, reflecting both new assets under administration in fee-based managed account programs and rising market valuations of existing assets under administration. Assets under administration totaled $71 billion at March 31, 2000, up from $68 billion at December 31, 1999. Correspondent services revenue also contributed to PCG's higher revenue in the first quarter 2000, as correspondent customer transactions increased in line with higher equity markets' trading volumes.

         PCG pretax income increased 71% in the first quarter of 2000 versus the same period in 1999, and pretax margin on net revenue rose to 13.5%. Compensation and benefits expenses rose during 2000's first quarter, reflecting the higher volume of commission-related transactions and increased broker productivity. Compensation and benefits as a percent of net revenue, however, declined slightly to 55.2% from 55.6% in the first quarter of 1999, reflecting the impact of changes to PCG compensation plans. Total operating expenses, other than compensation and benefits, rose modestly, reflecting increased expenses for advertising, equity research (including fees from our Equity Capital Markets group), and other professional fees.

         EQUITY CAPITAL MARKETS: Equity Capital Markets' ("ECM") revenue comes from several sources: trading and market-making in equity securities; commissions earned from the purchase or sale of equity securities; principal sales of equity securities to PCG clients; underwriting fees, private placements and initial public offerings ("IPOs"); research; and merger and acquisition ("M&A") and other advisory fees. ECM revenue also includes fees from our syndicate activities, which involve participating with other securities firms in underwriting securities offerings, IPOs, and other registered securities. All of these various fees are included in investment banking and underwriting revenue on our consolidated income statement. ECM also makes-a-market (trades) and provides research coverage in certain over-the-counter equity securities. ECM trading gains and losses are included in principal transactions on our consolidated income statement. ECM revenue also includes gains on venture capital investments made by the group, which are included in other revenue on our consolidated income statement. Most commissions earned from transactions on newly issued securities sold through our Private Client Group are included in PCG's business line revenue.

         ECM's revenue rose strongly in the first quarter of 2000, led by investment banking revenue, which increased 444% from the same period a year ago. Robust underwriting activity, with 42 public equity transactions completed during the first three months of 2000, accounted for much of the increased revenue. The majority of these equity offerings were in the technology sector, although ECM also completed underwriting transactions in its healthcare and consumer sectors. Volatility in the NASDAQ since March 31st has caused the delay or cancellation of a number of new offerings in the market, particularly in the technology area, which could have a negative impact on ECM's revenues in the second quarter of 2000. M&A revenue increases contributed to higher investment banking revenue, with four transactions completed in the first three months of 2000. Revenue for the first three months of 2000 also included higher private placement revenue. Trading results on over-the-counter stocks (included in profits on principal transactions) rose significantly in 2000 on strong trading volume in the NASDAQ, despite volatile securities prices.

         ECM's pretax income rose significantly in the first quarter of 2000 and margins improved considerably, from the same period a year ago, reflecting both the rise in revenue and only slight increases in most operating expenses, apart from compensation and benefits. Although total compensation and benefits expense increased, compensation and benefits as a percent of ECM's higher net revenue declined to 65.8% in 2000's first quarter versus 67.1% in 1999's first quarter. Programming and other technology-related costs accounted for the only other significant increase in operating expenses, as ECM invested in improvements to its website and other technology programs.

         FIXED INCOME: Fixed Income Capital Markets' ("FICM") revenue comes from municipal fixed income underwriting fees, as well as taxable and tax-exempt fixed income securities sales and trading. FICM underwriting fees come from purchasing and re-selling the tax-exempt fixed income securities of municipalities, counties, cities, school districts and other community development organizations. These securities are resold primarily to our individual and institutional customers. FICM also generates revenue from acting as a financial advisor to state and local governments and other community development organizations reviewing financing options or preparing for bond issues. All of these fees are included in investment banking and underwriting revenue on our consolidated income statement. FICM also trades certain fixed income securities, primarily to offer these securities to our individual and institutional customers. This trading income is included as part of principal transaction revenue on our consolidated income statement. FICM earns interest from the fixed income securities purchased or held in inventory, as well as from entering into reverse repurchase transactions. FICM also pays interest on the short-term bank borrowings and repurchase agreements used to finance trading inventories as well as securities sold short to hedge inventory positions.

         FICM net revenue declined 17% in the first quarter of 2000 versus the same period a year ago. Market concerns over actual and potential interest rate increases by the Federal Reserve, resulted in a poor environment for new tax-exempt bond issues and contributed to the revenue decline. Underwriting fees dropped from 1999's first quarter, as fewer municipalities and other tax-exempt organizations issued new bonds, again reflecting widespread interest rate uncertainty. Revenue from institutional sales of all fixed income securities also declined. Revenue from sales of taxable bonds dropped the most, perhaps reflecting an investor preference for equities during the first three months of 2000. Trading results for municipal securities increased from first quarter 1999, although taxable trading results were down, resulting in a net decline in trading revenue for the first quarter of 2000.

         FICM's margins declined significantly in the first quarter of 2000 from the 1999 first quarter, despite a decrease in operating expenses, reflecting the drop in net revenue. Compensation and benefits as a percent of this lower net revenue increased to 67.0% in Q1 2000, up from 62.2% in Q1 1999. Other operating expenses remained essentially unchanged from the prior year first quarter.

         CORPORATE: Corporate revenue consists primarily of asset management fees generated by Insight (excluding the portion paid to PCG). Insight manages the Great Hall money market funds and certain institutional fixed income managed accounts. Corporate revenue also includes the portion of gains on venture investments made via our Equity Capital Markets group not included in ECM's revenue, and net interest that is not allocated to a specific business line.

         Great Hall asset management fees increased in 2000 as assets under management at Insight rose during the first three months of the year. Corporate revenue in 1999 included a gain of $15.4 million representing our profit on the sale of an equity investment. This investment was made in connection with our correspondent services business, and was not an equity investment made by our venture capital funds.

         Corporate expense includes goodwill amortization, professional fees, and any other non-allocated expenses. Compensation and benefit expenses increased from 1999's first quarter, reflecting higher net revenue and productivity. Travel and promotional expenses also increased on higher business levels.

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

         Our levels of trading securities have risen since December 31, 1999 reflecting strong market activity, customer receivables (margin loans) have also increased during this period. Our financing requirements have increased along with these asset balances, resulting in higher levels of short-term borrowings and repurchase agreements at March 31, 2000 from December 31, 1999.

         On November 2, 1999, we entered into a new $50 million five-year term loan agreement with a group of banks. This loan is unsecured and bears an interest rate of LIBOR plus 175 basis points. This loan is repayable in 12 equal quarterly installments beginning in January 2002. There are no restrictions on the use of these proceeds and we have the right to transfer these funds as capital to DRI.

         On March 16, 2000 we amended our committed, revolving credit agreement to extend the maturity date to March 15, 2001, and increase the credit limit to $80 million from $67 million. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 61 basis points. No amounts were outstanding under this facility at March 31, 2000.

         Under the terms of both of the agreements described above, we must comply with covenants regarding net worth, regulatory net capital and indebtedness, among others.

         As described in Note M of the Consolidated Financial Statements of our 1999 Annual Report on Form 10-K, DRI must comply with certain regulations of the SEC and New York Stock Exchange, Inc. measuring capitalization and liquidity. DRI continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At March 31, 2000, net capital was $175.2 million, or
9.15 percent of aggregate debit balances and $79.5 million in excess of the 5-percent requirement.

         During the first quarter of 2000, we declared and paid a regular quarterly dividend on our common stock of $.22 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on our future financial condition, earnings and available funds.

         During the 1999 second quarter we entered into an interest rate swap agreement on DRI's $80 million subordinated term loan agreement. (See Footnote C "Subordinated and Other Debt," for more information on this subordinated debt.) This interest rate swap allows us to pay a fixed rate on our subordinated loan, rather than the variable LIBOR denominated rate of the original debt agreement.

FORWARD-LOOKING STATEMENTS

         This document contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") which reflect our current views regarding future events and our financial performance. The words "believe," "expect," "anticipate," "intend," "estimate," "will," "look for," "hope to," "goals," "should," and similar expressions are used to identify these "forward-looking statements". We desire to take advantage of the "safe harbor" provisions of the Reform Act. We wish to caution investors and potential investors that any forward-looking statements made by us or on our behalf are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. These factors include, among others: (a) the volatile nature of the securities industry; (b) rapidly growing competition posed by other broker-dealers, including discount brokerages and online trading firms and firms, which as a result of industry consolidation or otherwise, are substantially larger, have substantially more capital or have direct access to a greater array of products and services; (c) dependence on and competition for experienced personnel; (d) successful implementation and execution of our long-term strategies; (e) dependence on highly sophisticated and expensive systems and technology, including systems maintained and operated by third-parties over which we have no control; (f) dependence on external sources to finance day-to-day operations; (g) use of interest-rate sensitive derivative securities and other hedging instruments; (h) federal and state regulatory and legislative changes, including any changes affecting net capital requirements; and (i) adverse findings in existing litigation, increases in the number of class action or regulatory proceedings filed against us, and other litigation-related and regulator risks. This is not an exhaustive list of factors that could have an adverse impact on our financial performance; other factors which are not identified here or known to us currently may prove to be important and may adversely affect our results of operations. It is also not possible for our management to predict or assess the impact each factor will have on our business or the extent to which any factor, or a combination of factors, may cause results to differ materially from those contained in any forward-looking statement(s). You should also not place undue reliance on these forward-looking statements as they relate only to our views as of the date the statements are made. We undertake no obligation to publicly update or revise any forward-looking statements, even if new information, future events, or other conditions occur.

         We herein incorporate by reference Exhibit 99 of our Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

         We (referred to as "the Company" below) are defendants in various pending actions, suits and proceedings before courts, arbitrators and governmental agencies. Certain of these actions claim substantial damages and, if determined adversely, could have a material adverse effect on our consolidated financial condition or results of operations. A list of certain of such actions is included in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 1999, and they are described in more detail in Item 8,
Note I to the Consolidated Financial Statements included in that Annual Report. The following description of recent developments in connection with certain of these matters should be read in conjunction with that description.

MIDWEST LIFE INSURANCE COMPANY LITIGATION

Midwest Life Insurance Company v. Interra Financial Incorporated, et al. - The Court permitted the plaintiff to amend the complaint to add claims for civil conspiracy and unjust enrichment. The Court also stayed all claims against the Company and DRI pending arbitration of the claims against co-defendant Central National Life Insurance Company of Omaha. The motion to dismiss the RICO claim against the Company and DRI remains pending.

STATE OF ARIZONA SEC PROCEEDING ("YIELD-BURNING")

SEC v. Rauscher Pierce Refsnes, Inc., et al. - In April 2000, DRI resolved this action and federal government allegations of "yield-burning" relating to 418 other tax-exempt advance refunding municipal bond transactions in which RPR or DBI served as escrow provider from 1990 through 1994. Parties to the settlement were the SEC, the IRS, the United States Attorney's Office for the Southern District of New York, and Michael Lissack, who had brought claims against a number of dealers under the False Claims Act (which had been under seal in the U.S. District Court for the Southern District of New York). DRI paid approximately $13 million, of which approximately $750,000 was related to the SEC Arizona litigation. The total amount was fully reserved and had no impact on current earnings. Sixteen other dealers entered into similar settlements at the same time, in amounts ranging from $500,000 to $45 million. DRI neither admitted nor denied liability in connection with the settlement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits



     ITEM NO.                         ITEM                                              METHOD OF FILING
     --------                         ----                                              ----------------

     4.8      First Amendment to Credit Agreement, by and among Dain Rauscher            Filed herewith.
              Corporation, U.S. Bank National Association, Wells Fargo Bank,
              National Association, The Bank of New York, and Credit Lyonnais,
              New York Branch, originally dated May 31, 1999.

      11      Computation of Earnings Per Share.                                         Filed herewith.

      27      Financial Data Schedule.                                                   Filed herewith.


(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              DAIN RAUSCHER CORPORATION
                                                     Registrant



Date:  May 10, 2000            By                 Daniel J. Collins
                                   ---------------------------------------------
                                                  Daniel J Collins
                                                Senior Vice President
                                                   and Controller
                                           (Principal Accounting Officer)




                               By                  David J. Parrin
                                   ---------------------------------------------
                                                   David J Parrin
                                              Executive Vice President
                                             and Chief Financial Officer
                                            (Principal Financial Officer)

                            DAIN RAUSCHER CORPORATION
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2000


(a)  Exhibits


   ITEM NO.                         ITEM                                                METHOD OF FILING
   --------                         ----                                                ----------------

     4.8      First Amendment to Credit Agreement, by and among Dain Rauscher           Filed herewith.
              Corporation, U.S. Bank National Association, Wells Fargo Bank,
              National Association, The Bank of New York, and Credit Lyonnais,
              New York Branch, originally dated May 31, 1999.

      11      Computation of Earnings Per Share.                                        Filed herewith.

      27      Financial Data Schedule.                                                  Filed herewith.