Form 10-K405/A
period 1999-12-31
DAIN RAUSCHER CORP
filed 2000-06-30
CIK 50916

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-K/A

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

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
Common Stock, par value $.125 per share            New York Stock Exchange, Inc.


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

================================================================================

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K:

(a)       Documents filed as part of this Report:

                                                                                       Page
                                                                                       ----
     1.   Financial statements:
          Reference is made to the table of contents to
          financial statements and financial statement schedule hereinafter contained...................................................................  40*
     2.   Financial statement schedules:
          Reference is made to the table of
          contents to financial statements and financial statement schedule hereinafter contained for all other financial statement
          schedules...................................................................  40*




*Refers to page number in original Form 10-K filing for the year ended December 31, 1999.

3.   Exhibits:

     ITEM NO.                   ITEM                                                           METHOD OF FILING
     --------                   ----                                                           ----------------
     2.1    Agreement and Plan of Merger, dated February 8, 1998                Filed as Exhibit 2.1 to the Company's Report on
            among Dain Rauscher Corporation, Dain Rauscher                      Form 8-K dated March 31, 1998.
            Incorporated and Wessels, Arnold  & Henderson Group,
            L.L.C. and Wessels, Arnold & Henderson, L.L.C.

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

     10.2   Form of Indemnity Agreement with Directors and Officers             Incorporated by reference to Exhibit 10(c) to the
            of the Company.                                                     Company's Annual Report on Form 10-K for the year
                                                                                ended December 31, 1990.

     10.3*  Form of Non-Employee Director Retirement Compensation               Incorporated by reference to Exhibit 10(g) to the
            Agreement.                                                          Company's Annual Report on Form 10-K for the year
                                                                                ended December 31, 1992.

     10.4*  IFG Executive Deferred Compensation Plan dated March                Incorporated by reference to Exhibit 10(a) to the
            31, 1993.                                                           Company's Current Report on Form 8-K dated July 15,
                                                                                1993.

     10.5   Trust Agreement for IFG Executive Deferred Compensation             Incorporated by reference to Exhibit 10.5 to the
            Plan dated February 11, 1994.                                       Company's Annual Report on Form 10-K dated December
                                                                                31, 1994.

     10.7*  1996 Stock Incentive Plan.

     10.10* Employment Agreements between the Company and Kenneth               Incorporated by reference to Exhibit 10 to the
            J. Wessels dated March 31, 1998.                                    Company's Quarterly Report on Form 10-Q dated March
                                                                                31, 1996.

     10.11* Revised Employment Agreement between the Company and                Incorporated by reference to Exhibit 10.10 to the
            Kenneth J. Wessels dated March 4, 1999.                             Company's Quarterly Report on Form 10-Q/A dated
                                                                                March 31, 1998.

     10.12* Dain Rauscher 1996 Stock Incentive Plan, as amended                 Incorporated by reference to Exhibit 10.11 to the
            through April 27, 1999.                                             Company's Annual Report on Form 10-K dated March 31,
                                                                                1999.

     10.13* Dain Rauscher Deferred Compensation Plan for Non-                   Incorporated by reference to Exhibit 10.12 to the
            Employee Directors, as amended through April 27, 1999.              Company's Quarterly Report on Form 10-Q dated March
                                                                                31, 1999.

     10.14* Revised Employment Agreement between the Company and                Incorporated by reference to Exhibit 10.13 to the
            Kenneth J. Wessels dated December 15, 1999.                         Company's Quarterly Report on Form 10-Q dated March
                                                                                31, 1999.

     10.15* Dain Rauscher Management Deferred Compensation Plan,                Filed herewith.**
            as amended through December 1, 1999.

     10.16* Dain Rauscher Wealth Accumulation Plan, as amended                  Filed herewith.**
            through December 1, 1999.

     10.17* Special Stock Option Agreement between the Company                  Filed herewith.**
            and Irving Weiser dated April 5, 1999.

     10.18* Stock Option Agreement between the Company and                      Filed herewith.**
            Irving Weiser, dated April 5, 1999



     10.19* Change in Control Agreement between the Company and                 Filed herewith.**
            Irving Weiser dated July 10, 1999.
     10.20* Cancellation of Non-Plan Stock Option Agreement                     Filed herewith.**
            between the Company and Irving Weiser dated April 5,
            1999.
     10.21* Stock Option Agreement between the Company and Irving               Filed herewith.**
            Weiser dated January 4, 2000.
     10.22* Revised Employment Agreement between the Company and                Filed herewith.**
            Kenneth J. Wessels dated February 10, 2000.
     11     Computation of net earnings per share.                              Filed herewith.**
     21     List of subsidiaries.                                               Filed herewith.**
     23     Independent Auditors' consent.                                      Filed herewith.**
     24     Power of Attorney.                                                  Filed herewith.**
     27     Financial Data Schedule.                                            Filed herewith.**
     99     Cautionary Statements for Purposes of the "Safe Harbor"             Filed herewith.**
            Provision of the Private Securities Litigation Reform
            act 1995.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

**   Refers to original Form 10-K filing for year ended December 31, 1999.


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

          Date of earliest event reported - December 10, 1999.

          Financial Statements Filed - None

REPORT FOR EMPLOYEE STOCK PURCHASE PLAN:

     The financial statements required by Form 11-K with respect to our Retirement Plan are hereby furnished as permitted by Rule 15d-21.


Schedules included:

                                                                                                                     PAGE
                                                                                                                      ----
Independent Auditors' Report............................................................................................6

Statement of net assets available for plan benefits as of December 31, 1999 and 1998....................................7

Statement of changes in net assets available for plan benefits for the years ended December 31, 1999 and 1998...........8

Notes to financial statements...........................................................................................9

Schedule 1 - Schedule of assets held for investment purposes...........................................................18

Exhibit 23  - Independent auditors' consent............................................................................21

Exhibit 24  - Power of Attorney........................................................................................22


                    DAIN RAUSCHER RETIREMENT AND SAVINGS PLAN
                          Notes to Financial Statements
                           December 31, 1999 and 1998







                          INDEPENDENT AUDITORS' REPORT



Dain Rauscher Benefits Committee
Dain Rauscher Corporation:


We have audited the accompanying statements of net assets available for plan benefits of the Dain Rauscher Retirement Plan (the Plan) as of December 31, 1999 and 1998, and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Dain Rauscher Retirement Plan as of December 31, 1999 and 1998, and the changes in net assets available for plan benefits for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan's management. This supplemental schedule has been subjected to the auditing procedures applied in our audit of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



June 2, 2000

                          DAIN RAUSCHER RETIREMENT PLAN

              Statements of Net Assets Available for Plan Benefits

                           December 31, 1999 and 1998


                                                                                           1999                1998
                                                                                    ----------------       -----------
Investments, stated at current market value:
    Cash and cash equivalents                                                       $      3,475,986         3,440,485
    Dain Rauscher Corporation common stock                                               147,997,354        98,572,392
    Mutual funds:
      MFS Emerging Growth Fund                                                            75,201,326        47,035,665
      Fidelity Advisor Growth Opportunities Fund                                          46,899,956        48,477,493
      Norwest Stable Return Fund                                                          40,281,612        38,580,221
      Templeton Foreign Fund                                                              36,845,275        28,053,083
      American Balanced Fund                                                              30,946,752        39,015,586
      Putnam Fund for Growth and Income                                                   29,944,148        33,709,213
      PIMCO Small Cap Value Fund                                                          11,723,800                --
      Bond Fund of America                                                                 6,128,103         8,132,890
      Seligman Frontier Fund                                                               2,503,313                --
    Participant loans                                                                      7,348,928         7,224,473
                                                                                    ----------------       -----------

             Total assets held by Plan Trustee                                           439,296,553       352,241,501
                                                                                    ----------------       -----------

Contributions receivable:
    Employer profit sharing                                                               12,200,236         6,503,042
    Employer match                                                                           122,702           591,083
    Employee                                                                                 314,244           177,871
Pending trades receivable (payable)                                                         (123,251)       20,900,504
                                                                                    ----------------       -----------

             Net assets available for plan benefits                                 $    451,810,484       380,414,001
                                                                                    ================       ===========



See accompanying notes to financial statements.

                          DAIN RAUSCHER RETIREMENT PLAN

         Statements of Changes in Net Assets Available for Plan Benefits

                     Years ended December 31, 1999 and 1998


                                                                                            1999                1998
                                                                                       -------------        -----------
Net assets available for plan benefits, beginning of year                              $ 380,414,001        521,464,025
                                                                                       -------------        -----------

Investment income:
    Interest and dividend income                                                          14,625,038         15,887,478
    Net realized and unrealized gains (losses) on mutual funds                            27,690,134         13,117,405
    Net realized and unrealized gains (losses) on Dain Rauscher
      Incorporated common stock                                                           59,041,884       (135,989,060)

Contributions:
    Employee                                                                              17,581,405         16,001,091
    Employer profit sharing (net of forfeitures)                                           9,484,478          4,514,712
    Employer match (net of forfeitures)                                                    3,681,885          4,540,256
    Rollovers                                                                              3,142,813          1,070,776
                                                                                       -------------        -----------

             Total additions (subtractions)                                              135,247,637        (80,857,342)
                                                                                       -------------        -----------

Deductions:
    Distributions to participants                                                         63,233,605         59,666,741
    Trustee and manager fees                                                                 617,549            525,941
                                                                                       -------------        -----------

             Total deductions                                                             63,851,154         60,192,682
                                                                                       -------------        -----------

             Increase (decrease) in net assets
               available for plan benefits                                                71,396,483       (141,050,024)
                                                                                       -------------        -----------

Net assets available for plan benefits, end of year                                    $ 451,810,484        380,414,001
                                                                                       =============        ===========


See accompanying notes to financial statements.

                   DAIN RAUSCHER RETIREMENT AND SAVINGS PLAN
                         Notes to Financial Statements
                           December 31, 1999 and 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On January 2, 1998, we changed our name to Dain Rauscher Corporation from Interra Financial Incorporated and renamed the Interra Retirement Plan the Dain Rauscher Retirement Plan. On January 1, 2000, we renamed the Dain Rauscher Retirement Plan the Dain Rauscher Retirement and Savings Plan ("the Plan").

     Contributions

     We record employee contributions when payroll deductions are made for Plan participants.

     Distributions

     We record amounts payable to participants who have withdrawn from the Plan when the funds are paid.

     Investments

     Norwest Bank Minnesota, N.A. (the Trustee) holds the investments of the plan and determines current market values. The Trustee records purchases and sales of securities on a trade-date basis and accrues dividend and interest income as earned.

     Expenses

     Mutual fund fees are paid as incurred by each individual fund. The Plan pays administrative costs and expenses. We have negotiated a rebate of some mutual fund fees and use these to pay Plan expenses. If any rebate dollars remain after expenses, these are credited to Plan participants based on the participant's account balance as a percent of Plan Assets.

     Use of Estimates

     We make estimates and assumptions in preparing these financial statements. These estimates and assumptions affect the net assets and changes in net assets available for Plan benefits and contingent assets and liabilities reported in these financial statements. Actual results could differ significantly from these estimates.

                   DAIN RAUSCHER RETIREMENT AND SAVINGS PLAN
                         Notes to Financial Statements
                           December 31, 1999 and 1998


2.   PLAN DESCRIPTION

     Eligibility

     The Plan is a defined contribution plan providing retirement benefits to eligible participants. Participants may make pre-tax contributions to the Plan upon hire. Participants are eligible for company ("our") contributions beginning the January 1 or July 1 following one year of service consisting of at least 1,000 hours. Prior to January 1, 2000, participants also needed to be 21 to be eligible.

     Contributions

     For the year ended December 31, 1999, participants could contribute 1-12% of recognized compensation (as defined below) to the Plan. We paid a matching contribution to each participant's Dain Rauscher Stock Fund equal to 40% of their pre-tax contributions up to the lesser of 5% of recognized compensation or $3,000. In addition to the matching contribution, we could make an annual profit sharing contribution of at least 3% of recognized compensation to eligible employees. Our Board of Directors determined if, and at what level, any additional profit sharing contribution would be made. Eligible employees need not be making pre-tax contributions to share in our profit sharing contribution. Once eligible, employees only needed to be credited with at least 1,000 hours of service for the plan year (or a ratable portion of 1,000 hours of service if a former participant was rehired during the same plan year) and be an employee on the last day of the Plan year.

     On January 1, 2000, we changed certain components of the Plan. Participants may now contribute 1-15% of recognized compensation to the Plan. Once eligible for company contributions participants are eligible for two forms of matching contributions. First, we make a dollar-for-dollar matching contribution for each participant's pretax contributions, on a maximum 3% of pay. We make this contribution to each participant's Dain Rauscher Stock Fund. Second, we may pay a variable matching contribution as determined annually by our Board of Directors. This variable matching contribution may be up to two dollars for each dollar of participant's pre-tax contributions on a maximum 3% of pay. Participants may direct how the variable matching contribution will be invested.

     Recognized compensation is defined in the Plan and generally consists of salary, commissions and other regular compensation paid to a participant during the Plan year, subject to certain aggregate limitations under federal regulations. Employee and employer contributions are limited to the extent necessary to comply with sections 401 and 415 of the Internal Revenue Code.

                   DAIN RAUSCHER RETIREMENT AND SAVINGS PLAN
                         Notes to Financial Statements
                           December 31, 1999 and 1998


     Vesting

     Participant contributions are always fully vested. Participants vest 100% in our contributions after five years of service. Special rules apply for rehired employees. Our contributions will also become fully vested if, while employed, the participant dies, reaches age 55, or retires because of total and permanent disability. In addition, our contributions will become fully vested if the Plan is terminated; there is a "change in control" as defined in the Plan, or if there is a complete discontinuance of contributions to the Plan.

     Loans

     Participants may borrow up to 50 percent, not to exceed $50,000, of certain account balances for any reason. Participants may elect a loan term of between one year and five years for all loans other than home purchase for which a 10 or 15-year term may be elected. Participants pay an interest rate equal to the prime rate plus one percent on the first working day of the quarter in which the loan was originated. Participants repay loans through payroll deductions.

     Investments

     Participants may invest their contributions in any of ten available options. These include the Dain Rauscher Stock Fund, three domestic equity funds, an international equity fund, two small cap equity funds, a balanced fund, an intermediate bond fund, and a stable return fund. Two of the investment options were replaced on January 1, 1999. The IAI Regional Fund and Pioneer Capital Growth Fund were replaced with the PIMCO Small Cap Value Fund and the Seligman Frontier Fund. At December 31, 1998, $20,791,374 was due from the IAI Regional Fund and the Pioneer Capital Growth Fund as a result of the January 1, 1999 replacement. Effective March 20, 2000, three investment options were replaced. The Fidelity Advisor Growth Opportunities Fund, Templeton Foreign Fund and Seligman Frontier Fund were replaced with the S&P 500 Index Fund, the American Funds EuroPacific Growth Fund and the MFS New Discovery Fund respectively.

     Diversifications

     For the year ended December 31, 1999, eligible participants could elect to sell their holdings in the Dain Rauscher Stock Fund and transfer the proceeds to any of the other Plan options. Beginning on January 1, 2000, participants may sell their holdings in the Dain Rauscher Stock Fund purchased with post-1999 pre-tax contributions and transfer the proceeds to any of the other Plan options.

     Distributions

     Generally, participants may request distribution of their vested account balances after separation of service. Participants may also request in-service distributions for financial hardship purposes as defined in the Plan. Distributions are limited to the vested balances of certain accounts within the Plan. In addition, eligible participants may request a special distribution of certain accounts from the Plan between age 50 and 60, subject to minimum service requirements. Any participant age 60 or over may request a full or partial distribution from the Plan. All distributions from the Plan are made in cash, except for the Dain Rauscher Stock Fund, which is paid in shares of Dain Rauscher common stock, plus cash for any fractional shares.

                   DAIN RAUSCHER RETIREMENT AND SAVINGS PLAN
                         Notes to Financial Statements
                           December 31, 1999 and 1998

     Dividend Pass-through

     The Dain Rauscher Stock Fund is an Employee Stock Ownership Plan, which has elected dividend pass-through to participants. Any dividends received by the Plan on shares of Dain Rauscher Corporation common stock are distributed to participants as ordinary income.

3.   CONTRIBUTIONS

     We made contributions to the Plan of $15,170,038 and $9,054,968 for the years ended December 31, 1999 and 1998. Plan participants contributed $17,581,405 and $16,001,091 for the same periods.

     Our 1999 and 1998 contributions included a match of $4,185,560 and $4,540,256 on participant pre-tax contributions to the Plan and profit sharing contributions of $10,984,478 and $4,514,712. Our matching contributions were reduced by forfeitures of $620,755 and $544,430 for the years ended December 31, 1999 and 1998. Our profit sharing contributions were reduced by forfeitures of $1,501,983 and $2,025,601 for the years ending December 31, 1999 and 1998.

     Any forfeited employer contributions are utilized to reduce our future contributions unless the participant returns to employment before a specified date as defined by the Plan.

                          DAIN RAUSCHER RETIREMENT PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998



4.   NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND

                                                                                                                       FIDELITY
                                                     NORWEST                                          PUTNAM            ADVISOR
                                                     STABLE         BOND           AMERICAN          FUND FOR           GROWTH
                                                     RETURN        FUND OF         BALANCED         GROWTH AND       OPPORTUNITIES
     DECEMBER 31, 1999                                FUND         AMERICA           FUND             INCOME              FUND
                                                  -----------     ----------      ----------       -----------       -------------
     Cash equivalents                             $   120,334         17,792          92,268            88,330           137,930
     Dain Rauscher common stock                            --             --              --                --                --
     Mutual funds                                  40,281,612      6,128,103      30,946,752        29,944,148        46,899,956
     Participant loans                                     --             --              --                --                --
                                                  -----------     ----------      ----------       -----------       -------------

                                                   40,401,946      6,145,895      31,039,020        30,032,478        47,037,886
                                                  -----------     ----------      ----------       -----------       -------------

     Employer contribution receivable                 748,514        127,114       1,158,946           919,345         1,442,350
     Employee contribution receivable                  22,660          5,591          38,057            29,209            47,754
     Accrued interest and dividends
       receivable                                          --             --              --                --                --
     Receivable/payable from/to
       mutual funds                                   775,916         39,782         (29,043)          (23,966)          (34,225)
                                                  -----------     ----------      ----------       -----------       -------------

                                                    1,547,090        172,487       1,167,960           924,588         1,455,879
                                                  -----------     ----------      ----------       -----------       -------------
                 Net assets available
                   for plan benefits,
                   end of year                    $41,949,036      6,318,382      32,206,980        30,957,066        48,493,765
                                                  ===========     ==========      ==========       ===========       =============
                                                                        MFS
                                                    TEMPLETON        EMERGING           PIMCO          SELIGMAN           DAIN
                                                     FOREIGN          GROWTH         SMALL CAP        FRONTIER         RAUSCHER
     DECEMBER 31, 1999                               FUND             FUND           VALUE FUND         FUND          STOCK FUND*
                                                    ----------       ----------      -----------      ---------       -----------
     Cash equivalents                                  107,502          219,626           33,043          6,927         2,726,766
     Dain Rauscher common stock                             --               --               --             --       147,997,354
     Mutual funds                                   36,845,275       75,201,326       11,723,800      2,503,313                --
     Participant loans                                      --               --               --             --                --
                                                    ----------       ----------      -----------      ---------       -----------

                                                    36,952,777       75,420,952       11,756,843      2,510,240       150,724,120
                                                    ----------       ----------      -----------      ---------       -----------

     Employer contribution receivable                1,258,229        2,194,213          518,014        605,808         3,350,405
     Employee contribution receivable                   18,126           52,131           11,574          2,459            86,683
     Accrued interest and dividends
       receivable                                           --               --               --             --                --
     Receivable/payable from/to
       mutual funds                                   (181,716)        (330,900)        (258,259)       (99,567)           18,727
                                                    ----------       ----------      -----------      ---------       -----------

                                                     1,094,639        1,915,444          271,329        508,700         3,455,815
                                                    ----------       ----------      -----------      ---------       -----------
                 Net assets available
                   for plan benefits,
                   end of year                      38,047,416       77,336,396       12,028,172      3,018,940       154,179,935
                                                    ==========       ==========      ===========      =========       ===========

     DECEMBER 31, 1999                                LOAN FUND           TOTAL
                                                      ---------       -----------
     Cash equivalents                                   (74,532)        3,475,986
     Dain Rauscher common stock                              --       147,997,354
     Mutual funds                                            --       280,474,285
     Participant loans                                7,348,928         7,348,928
                                                      ---------       -----------

                                                      7,274,396       439,296,553
                                                      ---------       -----------

     Employer contribution receivable                        --        12,322,938
     Employee contribution receivable                        --           314,244
     Accrued interest and dividends
       receivable                                            --                --
     Receivable/payable from/to
       mutual funds                                          --          (123,251)
                                                      ---------       -----------

                                                             --        12,513,931
                                                      ---------       -----------
                 Net assets available
                   for plan benefits,
                   end of year                        7,274,396       451,810,484
                                                      =========       ===========


*A portion of this investment option is not participant directed.



                                                                     (Continued)

                          DAIN RAUSCHER RETIREMENT PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998



4.    NET ASSETS AVAILABLE FOR PLAN BENEFITS BY FUND

                                                                                                                         FIDELITY
                                                        NORWEST                                           PUTNAM          ADVISOR
                                                        STABLE           BOND          AMERICAN         FUND FOR          GROWTH
                                                        RETURN         FUND OF         BALANCED        GROWTH AND      OPPORTUNITIES
      DECEMBER 31, 1998                                  FUND          AMERICA           FUND            INCOME            FUND
                                                   ------------      ---------       ----------       ----------       -------------
      Cash equivalents                             $    107,892         24,173          113,777           95,859           137,438
      Dain Rauscher common stock                             --             --               --               --                --
      Mutual funds                                   38,580,221      8,132,890       39,015,586       33,709,213        48,477,493
      Participant loans                                      --             --               --               --                --
                                                   ------------      ---------       ----------       ----------       -------------

                                                     38,688,113      8,157,063       39,129,363       33,805,072        48,614,931
                                                   ------------      ---------       ----------       ----------       -------------

      Employer contribution receivable                  390,027        102,081          956,570          582,116           872,636
      Employee contribution receivable                    6,572          4,000           27,404           26,552            38,491
      Accrued interest and dividends
        receivable                                           --             --               --               --                --
      Receivable/payable from/to
        mutual funds                                    211,116         45,701           (6,230)           1,456           (66,103)
                                                   ------------      ---------       ----------       ----------       -------------

                                                        607,715        151,782          977,744          610,124           845,024
                                                   ------------      ---------       ----------       ----------       -------------
                  Net assets available
                    for plan benefits,
                    end of year                    $ 39,295,828      8,308,845       40,107,107       34,415,196        49,459,955
                                                   ============      =========       ==========       ==========       =============
                                                                                            MFS           PIONEER
                                                       TEMPLETON           IAI           EMERGING         CAPITAL           DAIN
                                                        FOREIGN          REGIONAL         GROWTH           GROWTH         RAUSCHER
      DECEMBER 31, 1998                                   FUND             FUND            FUND             FUND         STOCK FUND*
                                                       ----------       ---------      ----------      ----------       ------------
      Cash equivalents                                     86,493          20,221         143,604          43,183         2,659,961
      Dain Rauscher common stock                               --              --              --              --        98,572,392
      Mutual funds                                     28,053,083              --      47,035,665              --                --
      Participant loans                                        --              --              --              --                --
                                                       ----------       ---------      ----------      ----------       ------------

                                                       28,139,576          20,221      47,179,269          43,183       101,232,353
                                                       ----------       ---------      ----------      ----------       ------------

      Employer contribution receivable                    555,976         165,952         956,349         165,952         2,346,466
      Employee contribution receivable                     18,105              14          40,528          12,682           105,470
      Accrued interest and dividends
        receivable                                             --              --              --              --                --
      Receivable/payable from/to
        mutual funds                                       (3,297)      7,060,787         320,097      13,322,583            14,394
                                                       ----------       ---------      ----------      ----------       ------------

                                                          570,784       7,226,753       1,316,974      13,501,217         2,466,330
                                                       ----------       ---------      ----------      ----------       ------------
                  Net assets available
                    for plan benefits,
                    end of year                        28,710,360       7,246,974      48,496,243      13,544,400       103,698,683
                                                       ----------       ---------      ----------      ----------       ------------

      DECEMBER 31, 1998                                LOAN FUND          TOTAL
                                                       ---------       -----------
      Cash equivalents                                     7,884         3,440,485
      Dain Rauscher common stock                              --        98,572,392
      Mutual funds                                            --       243,004,151
      Participant loans                                7,224,473         7,224,473
                                                       ---------       -----------

                                                       7,232,357       352,241,501
                                                       ---------       -----------

      Employer contribution receivable                        --         7,094,125
      Employee contribution receivable                  (101,947)          177,871
      Accrued interest and dividends
        receivable                                            --                --
      Receivable/payable from/to
        mutual funds                                          --        20,900,504
                                                       ---------       -----------

                                                        (101,947)       28,172,500
                                                       ---------       -----------
                  Net assets available
                    for plan benefits,
                    end of year                        7,130,410       380,414,001
                                                       ---------       -----------



*A portion of this investment option is not participant directed.



                                                                     (Continued)

                          DAIN RAUSCHER RETIREMENT PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998




4.    CHANGES IN NET ASSETS AVAILABLE FOR  PLAN BENEFITS BY FUND

                                                                                                                        FIDELITY
                                                    NORWEST                                          PUTNAM              ADVISOR
                                                    STABLE           BOND           AMERICAN        FUND FOR             GROWTH
                                                    RETURN          FUND OF         BALANCED       GROWTH AND        OPPORTUNITIES
      DECEMBER 31, 1999                              FUND           AMERICA           FUND           INCOME               FUND
                                                ------------       ---------       ----------      ----------        -------------
      Net assets available for plan
        benefits--beginning of year             $ 39,295,828       8,308,845       40,107,107      34,415,196         49,459,955
                                                ------------       ---------       ----------      ----------        -------------
      Investment income:
        Interest and dividend income                      --         544,543        3,908,703       3,048,381          4,881,407
        Net realized and unrealized
           gain (loss) on securities               2,670,156        (183,197)      (2,567,449)     (2,401,291)        (2,860,532)
      Contributions:
        Employee                                     873,484         255,696        1,431,995       1,782,313          2,867,634
        Employer profit sharing                      468,704         111,192          470,434         722,621          1,151,581
        Employer match                                    --              --               --              --                 --
        Rollovers                                    435,205          48,598          257,161         598,895            631,504
        Loan repayments                              274,439          31,975          255,657         174,881            268,818
                                                ------------       ---------       ----------      ----------        -------------

                 Total additions
                    (subtractions)                 4,721,988         808,807        3,756,501       3,925,800          6,940,412
                                                ------------       ---------       ----------      ----------        -------------
      Deductions:
        Distributions to participants             18,713,589         959,236        6,889,910       3,572,648          5,009,695
        Trustee and management fees                  254,366           8,948           47,048          45,049             70,322
        New loans                                    226,214          33,425          225,476         278,796            417,380
                                                ------------       ---------       ----------      ----------        -------------

                 Total deductions                 19,194,169       1,001,609        7,162,434       3,896,493          5,497,397
                                                ------------       ---------       ----------      ----------        -------------

      Diversification and transfers               17,125,389      (1,797,661)      (4,494,194)     (3,487,437)        (2,409,205)
                                                ------------       ---------       ----------      ----------        -------------

      Net assets available for plan
        benefits--end of year                   $ 41,949,036       6,318,382       32,206,980      30,957,066         48,493,765
                                                ============       =========       ==========      ==========        =============


                                                                                          MFS             PIONEER
                                                      TEMPLETON            IAI          EMERGING          CAPITAL         PIMCO
                                                       FOREIGN          REGIONAL         GROWTH            GROWTH       SMALL CAP
      DECEMBER 31, 1999                                  FUND             FUND            FUND              FUND        VALUE FUND
                                                      ----------       ---------      ----------        ----------      ----------
      Net assets available for plan
        benefits--beginning of year                   28,710,360       7,246,974      48,496,243        13,544,400              --
                                                      ----------       ---------      ----------        ----------      ----------
      Investment income:
        Interest and dividend income                   1,247,149              --         345,584                --              --
        Net realized and unrealized
           gain (loss) on securities                   9,269,609         (64,962)     24,507,006           (60,597)     (1,092,489)
      Contributions:
        Employee                                       1,497,068             (14)      3,068,899           (10,860)        970,374
        Employer profit sharing                        1,103,376        (165,952)      1,833,715          (165,952)        724,412
        Employer match                                        --                              --                --              --
        Rollovers                                        230,512              --         604,336                --         146,616
        Loan repayments                                  278,084              --         382,557            (1,822)        136,658
                                                      ----------       ---------      ----------        ----------      ----------

                 Total additions
                    (subtractions)                    13,625,798        (230,929)     30,742,097          (239,231)        885,571
                                                      ----------       ---------      ----------        ----------      ----------

      Deductions:
        Distributions to participants                  3,276,298              --       6,494,894                --       1,438,925
        Trustee and management fees                       54,366              --         111,330                --          16,937
        New loans                                        278,333              --         455,393                --         105,765
                                                      ----------       ---------      ----------        ----------      ----------

                 Total deductions                      3,608,997              --       7,061,617                --       1,561,627
                                                      ----------       ---------      ----------        ----------      ----------

      Diversification and transfers                     (679,745)     (7,016,045)      5,159,673       (13,305,169)     12,704,228
                                                      ----------       ---------      ----------        ----------      ----------

      Net assets available for plan
        benefits--end of year                         38,047,416              --      77,336,396                --      12,028,172
                                                      ==========       =========      ==========        ==========      ==========

                                                           SELIGMAN          DAIN
                                                           FRONTIER        RAUSCHER
      DECEMBER 31, 1999                                       FUND        STOCK FUND*       LOAN FUND          TOTAL
                                                           ---------      -----------       ---------       -----------
      Net assets available for plan
        benefits--beginning of year                               --      103,698,683       7,130,410       380,414,001

      Investment income:
        Interest and dividend income                              --               --         649,271        14,625,038
        Net realized and unrealized
           gain (loss) on securities                         473,882       59,041,884              --        86,732,018
      Contributions:
        Employee                                              86,774        4,726,274          31,768        17,581,405
        Employer profit sharing                              623,058        2,607,289              --         9,484,478
        Employer match                                            --        3,681,885              --         3,681,885
        Rollovers                                            189,986               --              --         3,142,813
        Loan repayments                                        2,885        1,856,022      (3,660,154)               --
                                                           ---------      -----------       ---------       -----------
                 Total additions
                    (subtractions)                         1,376,585       71,913,354      (2,979,115)      135,247,637
                                                           ---------      -----------       ---------       -----------
      Deductions:
        Distributions to participants                         19,892       16,447,533         410,985        63,233,605
        Trustee and management fees                            3,480            5,703              --           617,549
        New loans                                             33,517        1,479,788      (3,534,087)               --
                                                           ---------      -----------       ---------       -----------

                 Total deductions                             56,889       17,933,024      (3,123,102)       63,851,154
                                                           ---------      -----------       ---------       -----------

      Diversification and transfers                        1,699,244       (3,499,078)             --                --
                                                           ---------      -----------       ---------       -----------

      Net assets available for plan
        benefits--end of year                              3,018,940      154,179,935       7,274,397       451,810,484
                                                           ---------      -----------       ---------       -----------




*A portion of this investment option is not participant directed.




                                                                     (Continued)
                                       15

                          DAIN RAUSCHER RETIREMENT PLAN

                          Notes to Financial Statements

                           December 31, 1999 and 1998



4.    CHANGES IN NET ASSETS AVAILABLE FOR  PLAN BENEFITS BY FUND

                                                                                                                        FIDELITY
                                                     NORWEST                                            PUTNAM          ADVISOR
                                                      STABLE           BOND          AMERICAN          FUND FOR          GROWTH
                                                      RETURN         FUND OF         BALANCED         GROWTH AND      OPPORTUNITIES
      DECEMBER 31, 1998                                FUND          AMERICA           FUND             INCOME             FUND
                                                 -------------      ---------       ----------        ----------      -------------
      Net assets available for plan
         benefits--beginning of year             $  32,625,458      6,769,238       41,953,813        32,560,415         36,145,282

      Investment income:
         Interest and dividend income                   52,805        583,854        3,877,445         3,042,323          1,949,874
         Net realized and unrealized
           gain (loss) on securities                 2,791,603       (287,229)         428,253         1,286,075          6,972,927
      Contributions:
         Employee                                      763,567        276,389        1,796,426         1,652,031          2,016,955
         Employer profit sharing                       228,373         95,673          307,160           402,918            861,566
         Employer match                                     --             --               --                --                 --
         Rollovers                                     120,824         39,509           44,511           164,684            238,623
         Loan repayments                               179,893         83,404          269,455           166,547            209,043
                                                 -------------      ---------       ----------        ----------      -------------
                  Total additions
                    (subtractions)                   4,137,065        791,600        6,723,250         6,714,578         12,248,988
                                                 -------------      ---------       ----------        ----------      -------------

      Deductions:
         Distributions to participants              11,354,617      1,213,891        4,688,497         4,472,097          4,294,703
         Trustee and management fees                   210,170         11,190           54,799            46,426             65,933
         New loans                                     254,022         85,403          221,849           134,535            256,380
                                                 -------------      ---------       ----------        ----------      -------------

                  Total deductions                  11,818,809      1,310,484        4,965,145         4,653,058          4,617,016
                                                 -------------      ---------       ----------        ----------      -------------

      Diversification and transfers                 14,352,114      2,058,491       (3,604,811)         (206,739)         5,682,701
                                                 -------------      ---------       ----------        ----------      -------------

      Net assets available for plan
         benefits--end of year                   $  39,295,828      8,308,845       40,107,107        34,415,196         49,459,955
                                                 =============      =========       ==========        ==========      =============

                                                                                            MFS             PIONEER
                                                        TEMPLETON            IAI           EMERGING          CAPITAL
                                                         FOREIGN          REGIONAL          GROWTH           GROWTH
      DECEMBER 31, 1998                                    FUND             FUND             FUND             FUND
                                                        ----------       ----------       ----------       ----------
      Net assets available for plan
         benefits--beginning of year                    39,079,258       11,327,303       40,418,542       17,533,508
                                                        ----------       ----------       ----------       ----------

      Investment income:
         Interest and dividend income                   3,274,769        1,272,708          472,481          667,568
         Net realized and unrealized
           gain (loss) on securities                   (4,965,397)      (1,222,395)       9,445,035       (1,331,467)
      Contributions:
         Employee                                       1,960,627          408,260        2,580,032        1,037,874
         Employer profit sharing                          476,206          159,791          780,311          130,696
         Employer match                                        --               --               --               --
         Rollovers                                         52,615           59,443          216,847          133,720
         Loan repayments                                  283,565           51,821          296,734          116,301
                                                        ----------       ----------       ----------       ----------
                   Total additions
                    (subtractions)                      1,082,385          729,628       13,791,440          754,692
                                                        ----------       ----------       ----------       ----------

      Deductions:
         Distributions to participants                  3,369,465          668,250        5,092,438        1,684,429
         Trustee and management fees                       39,550            9,636           64,770           18,662
         New loans                                        182,480           35,908          330,910           68,900
                                                        ----------       ----------       ----------       ----------

                  Total deductions                      3,591,495          713,794        5,488,118        1,771,991
                                                        ----------       ----------       ----------       ----------

      Diversification and transfers                    (7,859,788)      (4,096,163)        (225,621)      (2,971,809)
                                                        ----------       ----------       ----------       ----------

      Net assets available for plan
         benefits--end of year                          28,710,360        7,246,974       48,496,243       13,544,400
                                                        ----------       ----------       ----------       ----------


                                                              DAIN
                                                            RAUSCHER
      DECEMBER 31, 1998                                    STOCK FUND*        LOAN FUND           TOTAL
                                                           -----------        ---------        -----------
      Net assets available for plan
         benefits--beginning of year                       254,508,405        8,542,803        521,464,025
                                                           -----------        ---------        -----------

      Investment income:
         Interest and dividend income                               --          693,651         15,887,478
         Net realized and unrealized
           gain (loss) on securities                      (135,989,060)              --       (122,871,655)
      Contributions:
         Employee                                            3,852,422         (343,492)        16,001,091
         Employer profit sharing                             1,072,018               --          4,514,712
         Employer match                                      4,540,256               --          4,540,256
         Rollovers                                                  --               --          1,070,776
         Loan repayments                                     1,999,821       (3,656,584)                --
                                                           -----------        ---------        -----------

                  Total additions
                    (subtractions)                        (124,524,543)      (3,306,425)       (80,857,342)
                                                           -----------        ---------        -----------

      Deductions:
         Distributions to participants                      21,969,320          859,034         59,666,741
         Trustee and management fees                             4,805               --            525,941
         New loans                                           1,182,679       (2,753,066)                --
                                                           -----------        ---------        -----------

                  Total deductions                          23,156,804       (1,894,032)        60,192,682
                                                           -----------        ---------        -----------

      Diversification and transfers                         (3,128,375)              --                 --
                                                           -----------        ---------        -----------

      Net assets available for plan
         benefits--end of year                             103,698,683        7,130,410        380,414,001
                                                           ===========        =========        ===========



*A portion of this investment option is not participant directed.




                                                                     (Continued)

5.   ADMINISTRATION

     For the Plan year ended December 31, 1999, the Plan was administered by a seven-member committee appointed by our Board of Directors, all of whom are employees of Dain Rauscher or our participating subsidiaries.

6.   INVESTMENTS

     The following investments, stated at fair value, represent 5 percent or more of the Plan's net assets available for plan benefits at December 31, 1999 and 1998 (in thousands):


                                                              1999          1998
                                                           ----------    ----------
Dain Rauscher Corporation common stock                     $  147,997       98,572
MFS Emerging Growth Fund                                       75,201       47,036
Fidelity Advisor Growth Opportunities Fund                     46,900       48,477
Norwest Stable Return Fund                                     40,282       38,580
Templeton Foreign Fund                                         36,845       28,053
American Balanced Fund                                         30,947       39,016
Putnam Fund for Growth and Income                              29,944       33,709


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

     Participants are not taxed currently on their pretax contributions, on our contributions to the Plan, or on income earned by the Plan. Dividends paid to participants on Dain Rauscher common stock allocated to their Dain Rauscher Stock Fund are subject to tax in the year received. Distributions are generally subject to federal income tax at the time of distribution if they are not rolled to an Individual Retirement Account or other qualified plan.

8.   PARTY-IN-INTEREST TRANSACTIONS

     Norwest Bank Minnesota, N.A. is a party-in-interest with respect to the Plan. In the opinion of the Plan administrator, transactions between the Plan and the aforementioned party-in-interest are exempt from being considered as "prohibited transactions" under ERISA Section 408(b).

                                                                      SCHEDULE 1


                          DAIN RAUSCHER RETIREMENT PLAN

           Item 27(a)--Schedule of Assets Held for Investment Purposes

                                December 31, 1999

                                                                                                             MARKET
                         DESCRIPTION                                                     UNITS               VALUE
---------------------------------------------------------------                       -------------    ----------------
Cash and cash equivalents:
    Norwest Advantage Short Term Investment Fund*                                        3,475,986     $     3,475,986
                                                                                                       ----------------

             Total cash and cash equivalents                                                                 3,475,986
                                                                                                       ----------------

Dain Rauscher Corporation common stock
    (cost: $43,627,238)                                                                  3,182,741         147,997,354
                                                                                                       ----------------

Mutual Funds:
    MFS Emerging Growth Fund Class A                                                     1,129,295          75,201,326
    Fidelity Advisor Growth Opportunities Fund Class T                                   1,005,736          46,899,956
    Norwest Stable Return Fund*                                                          1,417,664          40,281,612
    Templeton Foreign Fund                                                               3,283,776          36,845,275
    American Balanced Fund                                                               2,146,091          30,946,752
    Putnam Fund for Growth and Income Class A                                            1,597,016          29,944,148
    PIMCO Small Cap Value Fund                                                             844,737          11,723,800
    Bond Fund of America                                                                   472,129           6,128,103
    Seligman Frontier Fund                                                                 149,384           2,503,313
                                                                                                       ----------------

             Total mutual funds                                                                            280,474,285
                                                                                                       ----------------

                                                                                                           431,947,625
                                                                                                       ----------------

Participant Loans (interest rates of 7% to 11%)                                                              7,348,928
                                                                                                       ----------------

             Total investments                                                                         $   439,296,553
                                                                                                       ================


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

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED:

                                            DAIN RAUSCHER CORPORATION
                                                   Registrant


Date:    June 30, 2000                  By      Daniel J. Collins
     ---------------------                ----------------------------------
                                                Daniel J Collins
                                              Senior Vice President
                                                 and Controller
                                            (Principal Accounting Officer)



                                        By       David J. Parrin
                                          ----------------------------------
                                                 David J Parrin
                                            Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer)

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

            John C. Appel                                   Vice Chairman
------------------------------
            John C. Appel                                   and Director

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
