Form 10-Q
period 2000-06-30
DAIN RAUSCHER CORP
filed 2000-08-11
CIK 50916

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q




            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 2000

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

                              Yes  X       No
                                 ------      -------

           As of July 31, 2000, the Company had 12,882,940 shares of common stock outstanding.

                            DAIN RAUSCHER CORPORATION
             REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000


                                      INDEX

                                                                                                     PAGE
I.   FINANCIAL INFORMATION:
     Item 1.      Financial Statements

                  Consolidated Balance Sheet.........................................................    3

                  Consolidated Statement of Income...................................................    4

                  Consolidated Statement of Cash Flows...............................................    5

                  Notes to Consolidated Financial Statements.........................................    6

     Item 2.      Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................................................    8


II.  OTHER INFORMATION:


     Item 4.      Submission of Matters to a Vote of Security Holders................................   15



     Item 6.      Exhibits and Reports on Form 8-K...................................................   16

                  Signatures.........................................................................   17

                  Index of Exhibits..................................................................   18

                  Exhibits...........................................................................   19


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            DAIN RAUSCHER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     2000             1999
                                                                                -------------    -------------
                                                                                  (UNAUDITED)


Assets:
   Cash and cash equivalents................................................    $     41,532     $     39,087
   Receivable from customers................................................       1,809,373        1,453,488
   Receivable from brokers and dealers......................................         248,857          321,571
   Securities purchased under agreements to resell..........................          50,253           67,357
   Trading securities owned.................................................         282,498          243,740
   Equipment and leasehold improvements, at cost, net of depreciation.......          45,266           47,578
   Other receivables........................................................         117,823          123,805
   Deferred income taxes....................................................          70,365           58,891
   Goodwill, net of amortization............................................         111,820          114,485
   Other assets.............................................................          36,804           29,853
                                                                                ------------     ------------

                                                                                $  2,814,591     $  2,499,855
                                                                                ============     ============

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings....................................................    $     31,608     $     55,836
   Customer drafts payable..................................................          71,744           76,267
   Payable to customers.....................................................         524,333          690,559
   Payable to brokers and dealers...........................................       1,150,595          677,056
   Securities sold under repurchase agreements..............................          33,516           23,213
   Trading securities sold, but not yet purchased...........................          52,143           79,023
   Accrued compensation.....................................................         223,832          235,858
   Other liabilities and accrued expenses...................................         120,251          121,486
   Subordinated and other debt..............................................         137,599          150,807
                                                                                ------------     ------------

                                                                                   2,345,621        2,110,105
Shareholders' equity:
   Common stock.............................................................           1,653            1,630
   Additional paid-in capital...............................................         150,849          125,320
   Retained earnings........................................................         340,443          285,966
   Treasury stock, at cost..................................................         (23,975)         (23,166)
                                                                                ------------     ------------

                                                                                     468,970          389,750
                                                                                ------------     ------------

                                                                                $  2,814,591     $  2,499,855
                                                                                ============     ============





                 See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------  --------------------------------
                                                              2000             1999            2000              1999
                                                       --------------    ---------------  --------------    --------------

Revenue:
   Commissions...................................      $       83,184    $      84,103    $      198,054    $     167,369
   Investment banking and underwriting...........              49,076           59,448           147,796           92,883
   Principal transactions........................              49,988           40,062           117,802           82,550
   Interest......................................              46,892           34,715            89,360           65,575
   Asset management..............................              26,249           18,341            50,254           35,293
   Correspondent services........................               5,472            5,851            12,858           11,729
   Gain on sale of investment....................                   -                -                 -           15,378
   Other.........................................              13,495            9,086            30,080           16,864
                                                       --------------    -------------    --------------    -------------

   Total revenue.................................             274,356          251,606           646,204          487,641

Interest expense.................................             (25,621)         (19,051)          (46,459)         (35,104)
                                                       --------------    -------------    --------------    -------------

Net revenue......................................             248,735          232,555           599,745          452,537
                                                       --------------    -------------    --------------    -------------

Operating expenses:
   Compensation and benefits.....................             158,053          149,974           381,895          280,882
   Occupancy and equipment.......................              15,117           14,555            29,341           27,780
   Communications................................              12,599           12,700            24,606           24,846
   Travel and promotional........................              11,251            9,376            20,821           18,429
   Floor brokerage and clearing fees.............               3,760            3,400             7,306            6,850
   Branch closing and consolidation expense......                   -              867                 -              867
   Other.........................................              15,980           14,624            38,778           29,679
                                                       --------------    -------------    --------------    -------------

Total operating expenses.........................             216,760          205,496           502,747          389,333
                                                       --------------    -------------    --------------    -------------

Income before income taxes.......................              31,975           27,059            96,998           63,204
Income tax expense...............................             (11,825)         (10,147)          (36,859)         (23,702)
                                                       ---------------   --------------   --------------    -------------

Net income.......................................      $       20,150    $      16,912    $       60,139    $      39,502
                                                       ==============    =============    ==============    =============

Earnings per share:
   Basic.........................................      $         1.57    $        1.37    $         4.70    $        3.18
                                                       ==============    =============    ==============    =============
   Diluted.......................................      $         1.39    $        1.26    $         4.22    $        2.96
                                                       ==============    =============    ==============    =============

Dividends per share..............................      $          .22    $         .22    $          .44    $         .44
                                                       ==============    =============    ==============    =============





                 See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                ------------------------------
                                                                                     2000             1999
                                                                                -------------    -------------
Cash flows from operating activities:

   Net income ..............................................................    $     60,139     $     39,502
   Adjustments to reconcile income to cash provided
      by operating activities:
         Depreciation and amortization......................................          12,440           12,014
         Deferred income taxes..............................................         (11,474)           1,079
         Other non cash items...............................................           5,284            7,366
         Net trading securities owned and trading
            securities sold, but not yet purchased..........................         (65,638)        (145,609)
         Other receivables..................................................           5,982          (46,256)
         Drafts payable and short-term borrowings
            of securities companies.........................................         (28,751)          45,430
         Net receivable from customers......................................        (522,111)        (300,161)
         Net payable to brokers and dealers.................................         546,253          244,877
         Net securities under repurchase agreements.........................          27,407          133,320
         Other accrued liabilities..........................................          (7,527)          23,428
         Accrued compensation...............................................         (12,026)          (5,286)
         Other..............................................................           2,736           (7,426)
                                                                                ------------     ------------
Cash provided by operating activities.......................................          12,714            2,278
                                                                                ------------     ------------
Cash flows from financing activities:
   Proceeds from:
      Issuance of common stock for stock options............................           1,166            1,422
   Payments for:
      Subordinated and other debt...........................................         (10,000)          (5,000)
      Dividends on common stock.............................................          (5,628)          (5,477)
      Purchase of common stock..............................................               -           (9,790)
                                                                                ------------     ------------
Cash used by financing activities...........................................         (14,462)         (18,845)
                                                                                ------------     ------------
Cash flows from investing activities:
      Gain on sale of investment securities.................................          10,527           15,378
      Payments for equipment, leasehold improvements and other..............          (6,334)          (3,594)
                                                                                ------------     ------------
Cash provided by investing activities.......................................           4,193           11,784
                                                                                ------------     ------------

Increase (decrease) in cash and cash equivalents............................           2,445           (4,783)

   Cash and cash equivalents:
      At beginning of period................................................          39,087           47,273
                                                                                ------------     ------------
      At end of period......................................................    $     41,532     $     42,490
                                                                                ============     ============




                 See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the three and six-month periods ended June 30, 2000, are not necessarily indicative of future results.

B.       SHORT-TERM BORROWINGS

         On March 16, 2000, we amended our committed, revolving credit agreement to extend the maturity date to March 15, 2001, and increase the credit limit to $80 million from $67 million. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 87 basis points. No amounts were outstanding under this facility at June 30, 2000. Under the terms of this credit agreement, we must comply with covenants regarding net worth, regulatory net capital, minimum investment level in our broker-dealer subsidiary, Dain Rauscher Incorporated (DRI), and limitations on indebtedness, among others.

C.       SUBORDINATED AND OTHER DEBT

         On November 2, 1999, we entered into a $50 million five-year term loan agreement with a group of banks. This loan is unsecured, bears an interest rate of LIBOR plus 175 basis points, and is repayable in 12 equal quarterly installments beginning January 2002. Under the terms of this credit agreement, we must comply with covenants regarding net worth, regulatory net capital, minimum investment level in DRI, and limitations on indebtedness, among others. There are no restrictions on our use of the loan proceeds.

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

         INTEREST RATE RISK
         In April 1999 we entered into a fixed interest rate amortizing swap on the subordinated debt discussed in Note C to reduce our risk of increased interest costs should interest rates increase. Under the terms of our swap agreement, our quarterly interest payments are made at a fixed interest rate of 6.895%. In return, we receive variable payments based on the current 30-day LIBOR rate. The difference between the amount of interest we pay and what we receive under the terms of the swap is included in interest expense. The fair value of this interest rate swap was approximately $1.1 million (unrealized gain, not recorded in our consolidated income statement) at June 30, 2000. This interest rate swap matures on December 31, 2002.

F.       SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

         Income tax payments totaled $50,391,000 and $19,049,000 during the six months ended June 30, 2000 and 1999, respectively. Interest payments totaled $42,494,000 and $33,261,000 during the same respective three-month periods.

         During the six months ended June 30, 2000 and 1999, we credited common stock to deferred compensation plan participants, resulting in net non-cash financing activity of $22,445,000 and $4,747,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with Item 7 (Management's Discussion and Analysis) of our Annual Report on Form 10-K for the year ended December 31, 1999.

SUMMARY

         Following is a consolidated summary of our income and results of operations for the three and six months ended June 30, 2000 and 1999:

                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------------  --------------------------------
                                                              2000              1999             2000              1999
                                                       --------------    ---------------  --------------    --------------

Revenue..........................................      $      274,356    $     251,606    $      646,204    $     487,641

Interest expense.................................             (25,621)         (19,051)          (46,459)         (35,104)
                                                       --------------    -------------    --------------    -------------
Net revenue......................................             248,735          232,555           599,745          452,537
Operating expenses...............................             216,760          205,496           502,747          389,333
                                                       --------------    -------------    --------------    -------------
Income before income taxes.......................              31,975           27,059            96,998           63,204
Income tax expense...............................             (11,825)         (10,147)          (36,859)         (23,702)
                                                       --------------    -------------    --------------    --------------
Net income.......................................      $       20,150    $      16,912    $       60,139    $      39,502
                                                       ==============    =============    ==============    ==============

Earnings per share:
   Basic.........................................      $         1.57    $        1.37    $         4.70    $        3.18

   Diluted.......................................                1.39             1.26              4.22             2.96



RESULTS OF OPERATIONS BY TRANSACTION TYPE

         Commission revenue declined slightly from the prior year quarter, but increased 18% in the first six months of 2000 over the prior year period. Strong sales of over-the-counter and listed equity securities in the first three months of the year, which saw both record NASDAQ trading volumes and strong volumes on the NYSE, drove the year-to-date increase. Changing market conditions, resulting in lower trading volumes and securities prices on both exchanges, in the current year second quarter dampened securities sales and commission revenue for the quarter. Sales of mutual funds and insurance and annuity products remained strong throughout the first six-months of 2000, however, which offset much of the decline in revenue from equity sales in the second quarter. The ongoing movement by customers to fee-based asset management accounts, rather than the traditional brokerage accounts where fees are paid per transaction, also affected commission revenue for the year.

         Investment banking and underwriting revenue declined 17% ($10.4 million) in the 2000 second quarter from the prior-year quarter. However, on a year-to-date basis investment banking and underwriting revenue rose 59% over the prior year period. First quarter 2000 revenue from initial and secondary public equity offerings, particularly in the technology sector, accounted for much of the increase. Advisory fees from mergers and acquisitions also rose strongly in the first quarter of 2000. During 2000's second quarter, volatile market conditions delayed or cancelled many public offerings, which reduced revenue for the quarter. The 1999 second quarter included a $7.5 million advisory fee for a single transaction. Excluding that fee, 2000's second quarter investment banking revenue declined only 3% from the prior year's second quarter. Public finance investment banking fees remained down for the first six months of 2000 from the prior year, amid a soft market for new issues. However, other public finance advisory fees rose slightly in the second quarter.

         Revenue from principal transactions increased $9.9 million (25%) in the second quarter of 2000 versus the 1999 second quarter, and rose 43% for the first six-months of 2000 over the same period in 1999. Higher sales and trading of over-the-counter equity securities drove this increase in both periods. Revenue from trading of municipal bonds also rose during both the second quarter and year-to-date periods, although trading results on taxable fixed income securities declined for both the three and six-month periods. Amid continuing interest rate uncertainty, institutional sales of both municipal and taxable fixed income securities were down from the prior year second quarter and year-to-date periods.

         Correspondent services revenue declined 6% in the second quarter of 2000 versus 1999's second quarter, on lower transaction volumes reflecting the volatility in U.S. equity markets. However, strong investor activity and higher trading volumes in 2000's first quarter contributed to a year-to-date increase of 10% in correspondent services revenue from the same period in 1999.

         Net interest income increased $5.6 million (36%) in the second quarter of 2000 over 1999 and $12.4 million (41%) for the year-to-date over the same period in 1999. Interest revenue rose strongly in 2000 as customer margin loan balances grew from the prior year periods. Interest expense for both the quarter and year-to-date increased as a result of the $50 million term loan we entered into in November of 1999. Average margin spreads (the difference between the rate our customers pay us on margin loans and our average borrowing cost) rose moderately for both the quarter and year-to-date from the same periods in 1999, as we raised the rates we charge on margin loan balances in line with rate increases by the Federal Reserve.

         Asset management revenue increased $7.9 million (43%) in the second quarter of 2000 and $15.0 million (42%) in the first six-months of 2000 over the same periods in 1999. Revenue growth in both the quarter and year-to-date came from an increase in assets under management in our Private Client Group's fee-based accounts and money market funds, and from rising market valuations of existing assets in these accounts.

         Other revenue increased 49% ($4.4 million) in the 2000 second quarter over the prior year second quarter, primarily on gains on the sale of equity investments made in connection with our Equity Capital Markets business. For the first six months of 2000, other revenue declined 7% ($2.2 million) from the same period a year ago. First quarter 1999 results included a significant pretax gain of $15.4 million resulting from our sale of an equity investment made in connection with our correspondent services business.

         Compensation and benefits as a percent of net revenue declined for the quarter to 63.5% from 64.5% in the prior year quarter. For the year to date period, compensation and benefits as a percent of net revenue declined to 63.7% in 2000 versus 64.3% 1999 (excluding the impact of the $15.4 million investment gain described above).

         Operating expenses, excluding compensation and benefits, increased 6% in the second quarter of 2000 from the same period a year ago. Travel and promotional expenses increased 20%, primarily on pending investment banking activity in our Equity Capital Markets business. Floor brokerage and clearing fees rose 11% on payments for first quarter's higher trading volumes. Occupancy and equipment expenses and communication expenses did not change significantly from the prior year quarter. Other expenses increased by 9%, primarily from programming and development costs related to web-based technology initiatives. Among our web-based initiatives are enhancements to our customer web-site, which will allow customers to place orders for the purchase or sale of securities on-line through their investment executive. The costs of these enhancements are generally being expensed although certain items are being capitalized in accordance with current accounting guidelines.

         For the first six months of 2000 operating expenses, excluding compensation and benefits, rose 11% over the same period in 1999. Travel and promotional expenses increased 13% mainly due to high levels of investment banking activity from our Equity Capital Markets Group. Floor brokerage and clearing fees rose 7% on first quarter's high trading volumes. Occupancy and equipment expenses rose 6% due to equipment upgrades and office remodeling expenses, primarily in the first quarter of 2000. Communication expenses did not change significantly from the prior year period. Other expenses increased by 31%, mainly from programming and development costs related to improvements in our web-sites and other web-related technology.

RESULTS OF OPERATIONS BY BUSINESS LINE

         Our business includes three major segments: Private Client Group, which includes securities sales to individual investors, asset management for individual investors, and correspondent services; Equity Capital Markets, which includes corporate investment banking and underwriting, research, and institutional equity sales and trading; and Fixed Income Capital Markets, which includes fixed income securities trading, sales, underwriting, and advisory services. All corporate expenses, and miscellaneous revenue and expenses, which are not allocated to individual business lines are included in "Corporate."


(In thousands)                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED  JUNE 30,
                                                       ---------------------------------  --------------------------------
                                                              2000              1999             2000              1999
                                                       --------------    ---------------  --------------    --------------
NET REVENUE
   Private Client Group..........................      $      155,049    $     147,922    $      346,693    $     289,522

   Equity Capital Markets........................              65,203           58,610           190,905           92,025
   Fixed Income Capital Markets..................              19,397           22,154            40,144           47,169
   Corporate:
      Staff and other............................               9,086            3,869            22,003            8,443
      Gain on sale of investment.................                   -                                              15,378
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................      $      248,735    $     232,555    $      599,745    $     452,537
                                                       ==============    =============    ==============    =============


(In thousands)

PRE-TAX INCOME (LOSS)
   Private Client Group..........................      $       20,300    $      17,634    $       46,251    $      32,849
   Equity Capital Markets........................               7,352           10,078            36,619           11,244
   Fixed Income Capital Markets..................              (1,881)          (1,144)           (2,912)             953
   Corporate ....................................               6,204              491            17,040           18,158
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................      $       31,975    $      27,059    $       96,998    $      63,204
                                                       ==============    =============    ==============    =============


PRE-TAX MARGIN ON NET REVENUE
   Private Client Group..........................                13.1%            11.9%             13.3%            11.3%
   Equity Capital Markets........................                11.3             17.2              19.2             12.2
   Fixed Income Capital Markets..................                  nm               nm                nm              2.0
   Corporate.....................................                68.3             12.7              77.4             76.2
                                                       --------------    -------------    --------------    -------------
           TOTAL.................................                12.9%            11.6%             16.2%            14.0%
                                                       ==============    =============    ==============    =============


         PRIVATE CLIENT GROUP: Private Client Group ("PCG") generates revenue primarily from commissions earned by investment executives on individual (retail) investor activity. PCG receives asset management fees paid by Insight Investment Management Inc. ("Insight"), an affiliate of DRI which manages the Great Hall(R) money market funds, and fees paid by customers for us to manage, or arrange the management of, their portfolios. PCG also earns interest from customers who have borrowed funds to purchase securities (margin purchasing). Revenue generated from correspondent (or trade) services is also included in PCG. Correspondent services fees are paid to us by independent, introducing brokers to clear and settle their clients' transactions, and to extend credit to their clients to purchase securities (margin purchasing).

         PCG net revenue rose 5% in the second quarter of 2000 and 20% in the first six months of 2000 over the same periods in 1999. Commission revenue from sales of equity securities increased for the current year-to-date period over 1999, on strong levels of investor activity in 2000's first quarter, which also drove increases in correspondent services revenue during the quarter. However, in the second quarter of 2000 revenue from sales of equity securities decreased, as equity markets became more volatile and trading volumes and prices on the major US exchanges declined. Asset management fees rose for both the quarter and year-to-date periods as assets under management grew from both new assets and rising asset valuations. Assets under administration totaled $68 billion as of June 30, 2000, up from $63 billion at June 30, 1999. Sales of mutual funds also rose in both the quarter and year-to-date periods, from the same periods in 1999.

         PCG pretax income increased 15% in the second quarter of 2000 versus the same period in 1999 and 41% for the first six months of 2000 over the 1999 period, on higher revenues and flat operating expenses. Compensation and benefits as a percent of net revenue remained relatively flat for the 2000 second quarter at 53.3% versus 53.4% in the 1999 second quarter. Compensation and benefits as a percent of net revenue for the year-to-date period declined slightly to 54.3% from 54.5% in 1999, as changes to PCG compensation plans offset increases due to higher production by investment executives. Operating expenses, other than compensation and benefits, were flat or declined slightly for both the quarter and year-to-date periods from 1999 levels, with the exception of programming and development expenses, which rose for the first six months of the year over the same period in 1999 due to web-based technology initiatives.


         EQUITY CAPITAL MARKETS: Equity Capital Markets' ("ECM") revenue comes from several sources: commissions earned from trading and market making in equity securities and from the purchase or sale of equity securities; principal sales of equity securities to institutional customers and PCG clients. ECM also earns fees from underwriting and private placements and initial public offerings ("IPOs"); from providing research; and from merger and acquisition ("M&A") and other advisory services. ECM revenue also includes fees from our syndicate activities, which involve participating with other securities firms in underwriting securities offerings, IPOs, and other registered securities. All of these various fees are included in investment banking and underwriting revenue on our consolidated income statement. ECM also makes-a-market (trades) and provides research coverage in certain over-the-counter equity securities. ECM trading gains and losses are included in principal transactions on our consolidated income statement. ECM revenue also includes gains on venture capital investments made by the group, which are included in other revenue on our consolidated income statement. Most commissions earned from transactions on newly issued securities sold through our Private Client Group are included in PCG's business line revenue.

         ECM's revenue rose 11% in 2000's second quarter over the 1999 second quarter. Strong daily sales and trading results, with sales of NASDAQ securities particularly robust, more than offset a decline in investment banking revenue from 1999's second quarter. ECM completed 14 public equity transactions in the quarter, versus 27 in 1999's second quarter, primarily due to poor market conditions for IPOs in the 2000-quarter. The majority of 2000's equity offerings were in the technology sector, although ECM also completed underwriting transactions in its healthcare, consumer and energy sectors. Although the number of merger and acquisition transactions in 2000's second quarter was essentially unchanged from 1999's second quarter, 1999 revenue included a single advisory fee of $7.5 million. Merger and acquisition revenue was therefore down in comparison to the prior year. Revenue from private placements, however, grew strongly in 2000's second quarter versus the prior year quarter, with three transactions completed during the period.

         ECM's year to date 2000 revenue more than doubled from 1999 led by strong first quarter investment banking revenue. Robust underwriting activity in the first quarter accounted for much of the increased revenue, although M&A and private placement revenue also grew in that period. Daily sales and trading revenues were strong for both the first and second quarters, contributing to the year-to-date revenue increase.

         ECM's pretax income declined in the current year second quarter from 1999's second quarter, despite higher revenue, as expenses also rose during the period. Compensation and benefits as a percent of ECM's higher net revenue declined to 66.2% in 2000's second quarter versus 67.7% in 1999's second quarter. Programming and other technology-related costs increased, as ECM initiatives focused on improvements to its website and other technology programs. Travel and promotional expenses also rose in the quarter, primarily related to generation of future investment banking for the 2000 third quarter. Communications and occupancy expenses rose modestly from the prior year, due mostly to equipment upgrades and office-remodeling costs to accommodate expanded staff.

         On a year-to-date basis, ECM's pretax income and margins grew strongly in 2000 over 1999, primarily on the strength of the 2000 first quarter's significantly higher revenue. Compensation and benefits as a percent of this higher net revenue declined to 65.9% for the year-to-date 2000 versus 67.5% for the same period in 1999. Programming and other technology-related costs increased for the year-to-date period due to improvements in web technology. Travel and promotional expenses rose year-to-date as, in addition to second quarter's increase, first quarter expenses were higher on that quarter's strong investment banking activity. Communications and occupancy expenses rose modestly for the year-to-date period over 1999.

         FIXED INCOME: Fixed Income Capital Markets' ("FICM") revenue comes from municipal fixed income underwriting fees, as well as commissions from taxable and tax-exempt fixed income securities sales and trading. FICM underwriting fees come from purchasing and re-selling the tax-exempt fixed income securities of municipalities, counties, cities, school districts and other community development organizations. These securities are resold primarily to our individual and institutional customers. FICM also receives fees from acting as a financial advisor to state and local governments and other community development organizations reviewing financing options or preparing for bond issues. All of these fees are included in investment banking and underwriting revenue on our consolidated income statement. FICM also trades certain fixed income securities, primarily to offer these securities to our individual and institutional customers. This trading income is included as part of principal transaction revenue on our consolidated income statement. FICM earns interest from the fixed income securities purchased or held in inventory, as well as from entering into reverse repurchase transactions. FICM also pays interest on the short-term bank borrowings and repurchase agreements used to finance trading inventories as well as securities sold short to hedge inventory positions.

         FICM net revenue declined for both the 2000 second quarter and year-to-date periods versus the same period a year ago. Uncertainty over interest rate changes by the Federal Reserve, a decline in new issuances of tax-exempt bonds, and relatively low yields on U.S. Treasury securities all contributed to a difficult fixed income market. Institutional sales of both municipal and taxable bonds declined for both the quarter and year-to-date periods in this challenging market. Trading results for municipal securities grew for both the quarter and year-to-date, although taxable trading results were down for both periods, resulting in flat trading revenue for the first three and six months of 2000. Although underwriting fees declined for both the quarter and year-to-date periods, other financial advisory fees rose in the second quarter, resulting in increased banking revenue for the 2000 second quarter.

         FICM's pre-tax income declined for both the quarter and year-to-date periods on this lower revenue. Margins also declined for both periods, despite a decrease in operating expenses. Compensation and benefits as a percent of FICM's lower net revenue increased to 72.0% in 2000's second quarter, up from 67.9% in 1999's second quarter, and rose to 69.4% for the first six-months of 2000, versus 64.9% in the same period of 1999.

         CORPORATE: Corporate revenue consists primarily of asset management fees generated by Insight (excluding the portion paid to PCG). Insight manages the Great Hall money market funds and certain institutional fixed income managed accounts. Corporate revenue also includes the portion of gains on venture capital investments made via our Equity Capital Markets group not included in ECM's revenue, and net interest that is not allocated to a specific business line.

         Great Hall asset management fees increased in 2000 as assets under management at Insight rose during the year. Corporate revenue for 2000's second quarter also increased on higher gains on sales of investments for the period. Corporate revenue in 1999's first quarter included a gain of $15.4 million representing our profit on the sale of an equity investment. This investment was made in connection with our correspondent services business, and was not an equity investment made by our venture capital funds.

         Corporate expense includes goodwill amortization, professional fees, and any other non-allocated expenses. Compensation and benefit expenses increased in 2000, reflecting improved operating results as incentive compensation plans are based on various factors, including our return on equity. Travel and promotional expenses increased for both the quarter and year-to-date on increased business levels. Programming and other technology-related expenses also rose as we initiated improvements to our web technology.

LIQUIDITY AND CAPITAL RESOURCES

         Our assets consist mainly of cash or assets readily convertible into cash. We finance our assets primarily through customer credit balances (interest- and non-interest-bearing), repurchase agreements, deposits for securities loaned, other payables, short-term and subordinated bank borrowings, and equity capital. Our financing requirements are directly affected by changes in the amount of our trading and underwriting securities, customer and broker receivables, and securities purchased under agreements to resell. Repurchase agreements, stock loan transactions, and bank lines of credit are our primary methods of financing our trading inventories.

         On November 2, 1999, we entered into a $50 million five-year term loan agreement with a group of banks. This loan is unsecured and bears an interest rate of LIBOR plus 175 basis points. This loan is repayable in 12 equal quarterly installments beginning in January 2002. There are no restrictions on the use of these proceeds and we have the right to contribute these funds as capital to DRI.

         On March 16, 2000, we amended our committed, revolving credit agreement to extend the maturity date to March 15, 2001, and increase the credit limit to $80 million from $67 million. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 87 basis points. No amounts were outstanding under this facility at June 30, 2000.

         Under the terms of both of the agreements described above, we must comply with covenants regarding net worth, regulatory net capital; and indebtedness, among others.

         As described in Note M to the Consolidated Financial Statements of our 1999 Annual Report on Form 10-K, DRI must comply with certain regulations of the Securities and Exchange Commission and New York Stock Exchange, Inc. measuring capitalization and liquidity. DRI continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At June 30, 2000, DRI's net capital was $208.1 million, or 11.04 percent of aggregate debit balances and $113.9 million in excess of the 5-percent requirement.

         During the first and second quarters of 2000, we declared and paid a regular quarterly dividend on our common stock of $.22 per share. The determination of the amount of future cash dividends, if any, to be declared and paid will depend on our future financial condition, earnings and available funds.

         During the 1999 second quarter we entered into an interest rate swap agreement on DRI's $80 million subordinated term loan agreement. (See Footnote C "Subordinated and Other Debt," for more information about this subordinated debt.) This interest rate swap allows us to pay a fixed rate on our subordinated loan, rather than the variable LIBOR-denominated rate of the original debt agreement.

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

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the regular Annual Meeting of Stockholders of the Company held on April 27, 2000, the stockholders elected ten directors, approved an employee stock purchase plan and ratified the appointment of KPMG LLP. as the registrant's independent auditors.

         Voting results of each of those items were as follows:

         Election of Directors:

                                                                         For                     Withheld
                                                                        -----                    --------
        J. C. Appel                                                   11,425,327                    35,660
        J. E. Attwell                                                 11,421,523                    39,464
        S. S. Boren                                                   11,421,058                    39,929
        F. G. Fitz-Gerald                                             11,427,665                    33,322
        W. F. Mondale                                                 10,885,460                   575,527
        C. A. Rundell, Jr.                                            11,420,773                    40,214
        R. L. Ryan                                                    11,421,215                    39,772
        A. R. Schulze, Jr.                                            11,424,166                    36,821
        I. Weiser                                                     11,414,476                    46,511
        K. J. Wessels                                                 11,428,465                    35,522

                                                                For              Against          Abstain
                                                                ---              -------          -------
       Approval of Employee Stock Purchase Plan              10,847,748          593,406            19,833

       Ratification of Appointment of Auditors               11,372,510           74,108            14,369


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     ITEM NO.                         ITEM                     METHOD OF FILING

      11      Computation of Earnings Per Share.                Filed herewith.

      27      Financial Data Schedule.                          Filed herewith.


(b)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DAIN RAUSCHER CORPORATION
                                            Registrant



Date:      August 11, 2000                  By          Daniel J. Collins
     ---------------------------                --------------------------------
                                                        Daniel J Collins
                                                      Senior Vice President
                                                          and Controller
                                                 (Principal Accounting Officer)




                                            By          David J. Parrin
                                                --------------------------------
                                                        David J Parrin
                                                    Executive Vice President
                                                   and Chief Financial Officer
                                                  (Principal Financial Officer)

                            DAIN RAUSCHER CORPORATION
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2000


(a)  Exhibits

     ITEM NO.                         ITEM                     METHOD OF FILING

      11      Computation of Earnings Per Share.                 Filed herewith.

      27      Financial Data Schedule.                           Filed herewith.