Form 10-Q
period 2000-09-30
DAIN RAUSCHER CORP
filed 2000-11-13
CIK 50916

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

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

                                Yes     X    No
                                      -----      ----

       As of October 31, 2000, the Company had 13,031,583 shares of common stock outstanding.

--------------------------------------------------------------------------------

                            DAIN RAUSCHER CORPORATION
          REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX

                                                                           PAGE
                                                                           ----

I.  FINANCIAL INFORMATION:

    Item 1.    Financial Statements

               Consolidated Balance Sheet..................................   3

               Consolidated Statement of Income............................   4

               Consolidated Statement of Cash Flows........................   5

               Notes to Consolidated Financial Statements..................   6

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................   8


II. OTHER INFORMATION:


    Item 1.    Legal Proceedings...........................................  15



    Item 6.    Exhibits and Reports on Form 8-K............................  16

               Signatures..................................................  17

               Index of Exhibits...........................................  18

               Exhibits....................................................  19

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            DAIN RAUSCHER CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                 SEPTEMBER 30, DECEMBER 31,
                                                                     2000          1999
                                                                 ------------  ------------
                                                                 (UNAUDITED)
Assets:
   Cash and cash equivalents..................................   $   33,626     $   39,087
   Receivable from customers..................................    1,802,989      1,453,488
   Receivable from brokers and dealers........................      283,261        321,571
   Securities purchased under agreements to resell............       76,987         67,357
   Trading securities owned...................................      300,587        243,740
   Equipment and leasehold improvements, at cost, net of
      depreciation                                                   46,827         47,578
   Other receivables..........................................      126,871        123,805
   Deferred income taxes......................................       65,865         58,891
   Goodwill, net of amortization..............................      110,488        114,485
   Other assets...............................................       38,718         29,853
                                                                 ----------     ----------

                                                                 $2,886,219     $2,499,855
                                                                 ==========     ==========

Liabilities and Shareholders' Equity:
Liabilities:
   Short-term borrowings......................................   $   36,322     $   55,836
   Customer drafts payable....................................       70,431         76,267
   Payable to customers.......................................      522,788        690,559
   Payable to brokers and dealers.............................    1,137,106        677,056
   Securities sold under repurchase agreements................       57,265         23,213
   Trading securities sold, but not yet purchased.............       98,773         79,023
   Accrued compensation.......................................      263,820        235,858
   Other liabilities and accrued expenses.....................       75,270        121,486
   Subordinated and other debt................................      129,144        150,807
                                                                 ----------     ----------

                                                                  2,390,919      2,110,105
Shareholders' equity:
   Common stock...............................................        1,666          1,630
   Additional paid-in capital.................................      158,087        125,320
   Retained earnings..........................................      358,637        285,966
   Treasury stock, at cost....................................     (23,090)       (23,166)
                                                                 ----------     ----------

                                                                    495,300        389,750
                                                                 ----------     ----------

                                                                 $2,886,219     $2,499,855
                                                                 ==========     ==========





                See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                        CONSOLIDATED STATEMENT OF INCOME
               (UNAUDITED, IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                             ---------------------------  --------------------------
                                                   2000          1999          2000           1999
                                             ---------------------------  --------------------------
Revenue:
   Commissions..........................     $    80,161    $    75,499   $   278,215    $  242,868
   Investment banking and underwriting..          45,431         56,837       193,227       149,720
   Principal transactions...............          52,327         42,329       170,129       124,879
   Interest.............................          45,927         33,553       135,287        99,128
   Asset management.....................          26,531         20,147        76,785        55,440
   Correspondent services...............           4,908          4,966        17,766        16,695
   Gain on sale of investment...........               -              -             -        15,378
   Other................................          11,973          9,799        42,053        26,663
                                             -----------    -----------   -----------    ----------

   Total revenue........................         267,258        243,130       913,462       730,771

Interest expense........................         (23,418)       (18,253)      (69,877)      (53,357)
                                             -----------    ----------    -----------    ---------

Net revenue.............................         243,840        224,877       843,585       677,414
                                             -----------    -----------   -----------    ----------


Operating expenses:
   Compensation and benefits............         152,496        144,005       534,391       424,887
   Occupancy and equipment..............          15,189         13,368        44,530        41,148
   Communications.......................          11,390         12,558        35,996        37,404
   Travel and promotional...............          10,822          8,830        31,643        27,259
   Floor brokerage and clearing fees....           4,044          3,153        11,350        10,003
   Branch closing and consolidation
      expense                                          -          2,111             -         2,977
   Other................................          15,934         16,345        54,712        46,024
                                             -----------    -----------   -----------    ----------

Total operating expenses................         209,875        200,370       712,622       589,702
                                             -----------    -----------   -----------    ----------

Income before income taxes..............          33,965         24,507       130,963        87,712
Income tax expense......................        (12,907)         (9,190)      (49,766)      (32,892)
                                             -----------    -----------   -----------    ----------
Net income..............................     $    21,058    $    15,317   $    81,197    $   54,820
                                             ===========    ===========   ===========    ==========

Earnings per share:
   Basic................................     $      1.63    $      1.23   $      6.33    $     4.41
                                             ===========    ===========   ===========    ==========
   Diluted..............................     $      1.43    $      1.13   $      5.61    $     4.09
                                             ===========    ===========   ===========    ==========

Dividends per share.....................     $       .22    $       .22   $       .66    $      .66
                                             ===========    ===========   ===========    ==========










                 See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                     2000          1999
                                                                 -----------    ----------
Cash flows from operating activities:
   Net income ................................................   $   81,197     $   54,820
   Adjustments to reconcile income to cash provided
      by operating activities:
         Depreciation and amortization........................       18,795         18,372
         Deferred income taxes................................       (6,974)         1,379
         Other non cash items.................................        3,290         11,990
         Net trading securities owned and trading
            securities sold, but not yet purchased............      (37,097)       (78,983)
         Other receivables....................................       (3,066)       (35,271)
         Drafts payable and short-term borrowings
            of securities companies...........................      (25,350)      (102,748)
         Net receivable from customers........................     (517,271)      (209,280)
         Net payable to brokers and dealers...................      498,360        159,716
         Net securities under repurchase agreements...........       24,422        142,314
         Other accrued liabilities............................      (40,670)        21,610
         Accrued compensation.................................       27,962         33,192
         Legal settlements....................................      (13,300)             -
         Other................................................         (838)       (15,177)
                                                                 ----------     ----------
Cash provided by operating activities.........................        9,460          1,934
                                                                 -----------    ----------

Cash flows from financing activities:
   Proceeds from:
      Issuance of common stock for stock options..............        5,560          1,766
   Payments for:
      Subordinated and other debt.............................      (15,000)       (10,000)
      Dividends on common stock...............................       (8,477)        (8,219)
      Purchase of common stock................................            -         (9,790)
                                                                   --------      ---------
Cash used by financing activities.............................      (17,917)       (26,243)
                                                                   --------      ---------

Cash flows from investing activities:
      Gain on sale of investment securities...................       12,174         15,378
      Payments for equipment, leasehold improvements and other       (9,178)          (520)
                                                                 ----------     ----------
Cash provided by investing activities.........................        2,996         14,858
                                                                 ----------     ----------

Increase (decrease) in cash and cash equivalents..............       (5,461)        (9,451)
   Cash and cash equivalents:
      At beginning of period..................................       39,087         47,273
                                                                 ----------     ----------
      At end of period........................................   $   33,626     $   37,822
                                                                 ==========     ==========




                 See notes to consolidated financial statements.

                            DAIN RAUSCHER CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

A.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      We have prepared the accompanying unaudited interim consolidated financial statements in accordance with the instructions for Form 10-Q. These instructions do not require including all the information and footnotes found in complete financial statements prepared in accordance with generally accepted accounting principles. These interim financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 1999. We believe we have included all adjustments necessary for a fair presentation of these interim financial statements. We have made only normal, recurring adjustments. However, financial results for the three and nine-month periods ended September 30, 2000, are not necessarily indicative of future results.

B.      SHORT-TERM BORROWINGS

        On March 16, 2000, we amended our committed, revolving credit agreement to extend the maturity date to March 15, 2001, and increase the credit limit to $80 million from $67 million. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 87 basis points. No amounts were outstanding under this facility at September 30, 2000. Under the terms of this credit agreement, we must comply with covenants regarding net worth, regulatory net capital, minimum investment level in our broker-dealer subsidiary, Dain Rauscher Incorporated (DRI), and limitations on indebtedness, among others.

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

        On March 31, 1998, DRI entered into an $80 million subordinated term loan agreement with a group of banks in connection with its acquisition of Wessels, Arnold and Henderson, LLP (WAH). Proceeds from this loan qualify as regulatory capital. Term loans under this agreement are unsecured, and consist of advances bearing interest generally at either the current LIBOR plus 160 basis points, or the lead bank's published Reference Rate, at our discretion. Under the agreement DRI makes quarterly payments of $5.0 million. These payments began on April 1, 1999, and the final payment is due on December 31, 2002. The loan balance outstanding as of September 30, 2000 is $50 million. DRI must also comply with covenants in the agreement regarding, among others, net worth and regulatory net capital. During the 1999 second quarter, we entered into an interest rate swap agreement for this subordinated debt (see footnote E for a further discussion of this interest-rate swap).

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

        INTEREST RATE RISK

        In April 1999, we entered into a fixed interest rate amortizing swap on the subordinated debt discussed in Note C to reduce our risk of increased interest costs should interest rates rise. Under the terms of our swap agreement, our monthly interest payments are made at a fixed interest rate of 6.895%. In return, we receive variable payments based on the current 30-day LIBOR rate. The difference between the amount of interest we pay and what we receive under the terms of the swap is included in interest expense. The fair value of this interest rate swap was approximately $700 thousand (unrealized gain, not recorded in our consolidated income statement) at September 30, 2000. This interest rate swap matures on December 31, 2002.

F.      SUPPLEMENTARY CASH FLOW STATEMENT INFORMATION

        Income tax payments totaled $67,258,000 and $27,429,000 during the nine months ended September 30, 2000 and 1999, respectively. Interest payments totaled $65,145,000 and $53,132,000 during the same respective nine-month periods.

        During the nine months ended September 30, 2000 and 1999, we credited common stock to deferred compensation plan participants, resulting in net non-cash financing activity of $23,375,000 and $4,747,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This discussion should be read in conjunction with Item 7 (Management's Discussion and Analysis) of our Annual Report on Form 10-K for the year ended December 31, 1999.

ACQUISITION

      On September 28, 2000, Dain Rauscher agreed to be acquired by Royal Bank of Canada for $95 per share in cash. Stockholders will receive a proxy statement containing detailed information regarding this transaction.

SUMMARY

      Following is a consolidated summary of our income and results of operations for the three and nine months ended September 30, 2000 and 1999:




                                                 THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                             ---------------------------  --------------------------
                                                   2000          1999          2000           1999
                                             ---------------------------  --------------------------
Revenue.................................     $   267,258    $   243,130   $   913,462    $  730,771
Interest expense........................         (23,418)       (18,253)      (69,877)      (53,357)
                                             -----------    ----------    -----------    ---------
Net revenue.............................         243,840        224,877       843,585       677,414
Operating expenses......................         209,875        200,370       712,622       589,702
                                             -----------    -----------   -----------    ----------
Income before income taxes..............          33,965         24,507       130,963        87,712
Income tax expense......................         (12,907)        (9,190)      (49,766)      (32,892)
                                             -----------    ----------    -----------    ---------
Net income..............................     $    21,058    $    15,317   $    81,197    $   54,820
                                             ===========    ===========   ===========    ==========

Earnings per share:
   Basic................................     $      1.63    $      1.23   $      6.33    $     4.41
   Diluted..............................            1.43           1.13          5.61          4.09



RESULTS OF OPERATIONS BY TRANSACTION TYPE

      Commission revenue increased 6% from the prior year quarter, and 15% in the first nine months of 2000 over the prior year period. In the third quarter, sales of mutual funds, listed securities and over-the-counter securities all contributed to the increase. On a year-to-date basis, record NASDAQ trading volumes and strong volumes on the NYSE in the first three months of the year and increased sales of over-the-counter and listed equity securities contributed to the year-over-year increase. Sales of mutual funds and insurance and annuity products were also up throughout the first nine months of 2000. However, the ongoing movement by customers to fee-based asset management accounts, rather than the traditional transaction-based brokerage accounts, negatively affected commission revenue for the year.

      Investment banking and underwriting revenue declined 20% ($11.4 million) in the 2000 third quarter from the prior-year quarter. During 2000's third quarter, volatile market conditions, which have delayed or cancelled many public offerings in the past 6 months, continued to dampen investment banking and underwriting revenue as they had in the second quarter of 2000. However, on a year-to-date basis, investment banking and underwriting revenue rose 29% over the prior year period. First quarter 2000 revenue from initial and secondary public equity offerings, mainly in the technology sector, accounted for much of this increase. Advisory fees from mergers and acquisitions rose strongly in the first quarter of 2000 and have continued to grow quarter-over-quarter throughout the first nine months of the year, although not strongly enough to offset the decline in underwriting fees. Public finance investment banking fees were down throughout the first nine months of 2000 from the prior year, amid a soft market for new issues.

      Revenue from principal transactions increased $10 million (24%) in the third quarter of 2000 versus the 1999 third quarter, and rose 36% for the first nine months of 2000 over the same period in 1999. Higher sales and trading of over-the-counter equity securities by our equity capital markets group drove this increase in both periods. Amid continued volatility and investor uncertainty over interest rates, institutional sales of both municipal and taxable fixed income securities were down from the prior year for both the third quarter and year-to-date periods.

      Correspondent services revenue declined slightly in the third quarter of 2000 versus 1999's third quarter, on lower transaction volumes reflecting continued volatility in U.S. equity markets. However, strong investor activity due to higher trading volumes and strong transaction volume in 2000's first quarter contributed to a year-to-date increase of 6% in correspondent services revenue from the same period in 1999.

      Net interest income increased $7.2 million (47%) in the third quarter of 2000 over 1999 and $19.6 million (43%) for the year-to-date over the same period in 1999. Customer margin loan balances continue to show increases from the prior year although they declined from first quarter 2000 levels; customer margin loan balances grew in the first quarter in connection with record trading volumes on the NASDAQ and strong volumes on the NYSE. Interest expense for both the quarter and year-to-date increased as a result of the $50 million term loan we entered into in November of 1999. Average margin spreads (the difference between the rate our customers pay us on margin loans and our average borrowing cost) rose moderately year-to-date from the same periods in 1999, as we raised the rates we charge on margin loan balances in line with rate increases by the Federal Reserve.

      Asset management revenue increased by $6.4 million (32%) in the third quarter of 2000 and $21.3 million (39%) in the first nine months of 2000 over the same periods in 1999. Assets under management in our Private Client Group's fee-based accounts and money market funds continued to grow amid rising market valuations of existing assets in these accounts. We continue to transition clients to fee-based asset management accounts, rather than traditional transaction-based brokerage accounts, which also contributes to increases in asset management fees.

      Other revenue increased 22% ($2.2 million) in the 2000 third quarter over the prior year third quarter, primarily due to our charging an annual account fee in the third quarter of 2000 versus second quarter in 1999. For the first nine months of 2000, other revenue was flat from the same period a year ago. First quarter 1999 results included a significant pretax gain of $15.4 million resulting from our sale of an equity investment made in connection with our correspondent services business.

      Compensation and benefits as a percent of net revenue declined for the quarter to 62.5% from 64.0% in the prior year quarter. For the year-to-date period, compensation and benefits as a percent of net revenue declined to 63.3% in 2000 versus 64.2% in 1999 (excluding the impact of the $15.4 million investment gain described above).

      Operating expenses, excluding compensation and benefits, increased slightly (1.8%) in the third quarter of 2000 from the same period a year ago. During the third quarter, we negotiated a settlement with John G. Kinnard and Co., Inc. ("Kinnard") related to a 1999 NASD arbitration panel decision. Under the terms of the agreement, we paid Kinnard $13.3 million in cash, compared to the original award, plus accrued interest, of $17.2 million. We reversed the difference between our final payment and the previously accrued settlement and interest, which reduced other expenses for the quarter. Other expenses increased by 21%, excluding the settlement, primarily from programming and development costs related to web-based technology initiatives. Among our web-based initiatives are enhancements to our customer web-site, which will allow customers to place orders for the purchase or sale of securities on-line through their investment executive. The costs of these enhancements are generally being expensed, although certain items are being capitalized in accordance with current accounting guidelines. Travel and promotional expenses increased 23%, primarily on increases in investment banking activity and in the number of investor conferences held during the quarter by our Equity Capital Markets business. Floor brokerage and clearing fees rose 28% on higher transaction volumes during the quarter. Occupancy and equipment expenses increased 14% due to expansion and opening of offices by our Equity Capital Markets group and equipment upgrades. Communication expenses declined 9% from the prior year quarter.

      For the first nine months of 2000, operating expenses, excluding compensation and benefits, rose 8% over the same period in 1999. Travel and promotional expenses increased 16% mainly due to high levels of investment banking activity from our Equity Capital Markets Group. Floor brokerage and clearing fees rose 13% on first quarter's high trading volumes. Occupancy and equipment expenses rose 8% due to equipment upgrades and office remodeling expenses, primarily in the first quarter of 2000. Communication expenses decreased slightly from the prior year period. Other expenses (including the settlement with Kinnard) increased by 19%, mainly from programming and development costs related to improvements in our web-sites and other web-related technology.

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


(In thousands)                                   THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     SEPTEMBER 30,               SEPTEMBER 30,
                                             ---------------------------  --------------------------
                                                   2000          1999          2000           1999
                                             ---------------------------  --------------------------
NET REVENUE
   Private Client Group.................     $   146,285    $   138,136   $   492,977    $  427,658
   Equity Capital Markets...............          62,955         52,820       253,859       144,845
   Fixed Income Capital Markets.........          21,954         26,926        62,098        74,095
   Corporate:
      Staff and other...................          12,646          6,995        34,651        15,438
      Gain on sale of investment........               -              -             -        15,378
                                             -----------    -----------   -----------    ----------
           TOTAL........................     $   243,840    $   224,877   $   843,585    $  677,414
                                             ===========    ===========   ===========    ==========


(In thousands)

PRE-TAX INCOME (LOSS)
   Private Client Group.................     $    17,687    $    13,649   $    63,939    $   46,498
   Equity Capital Markets...............           5,417          6,319        42,036        17,563
   Fixed Income Capital Markets.........             625          2,072        (2,287)        3,025
   Corporate ...........................          10,236          2,467        27,275        20,626
                                             -----------    -----------   -----------    ----------
           TOTAL........................     $    33,965    $    24,507   $   130,963    $   87,712
                                             ===========    ===========   ===========    ==========


PRE-TAX MARGIN ON NET REVENUE
   Private Client Group.................              12%            10%           13%           11%
   Equity Capital Markets...............               9%            12%           17%           12%
   Fixed Income Capital Markets.........               3%             8%           (4%)           4%
   Corporate............................             n/m            n/m           n/m           n/m
                                             -----------    -----------   -----------    ----------
           TOTAL........................              14%            11%           16%           13%
                                             -----------    -----------   -----------    ----------


        PRIVATE CLIENT GROUP: Private Client Group ("PCG") generates revenue primarily from commissions earned by investment executives on individual (retail) investor activity. PCG receives asset management fees paid by Insight Investment Management Inc. ("Insight"), an affiliate of DRI which manages the Great Hall(R) money market funds, and fees paid by customers for us to manage, or arrange the management of, their portfolios. PCG also earns interest from customers who have borrowed funds to purchase securities (margin purchasing). Revenue generated from correspondent services is also included in PCG. Correspondent service fees are paid to us by independent introducing brokers to clear and settle their clients' transactions and to extend credit to their clients to purchase securities (margin purchasing).

        PCG's net revenue rose 6% in the third quarter of 2000 and 15% in the first nine months of 2000 over the same periods in 1999. Strong revenue growth in both managed accounts and mutual fund commissions drove third quarter increases. Commission revenue from sales of equity securities was flat for the quarter, as equity markets continued to be volatile with trading volumes and prices on the major US exchanges continuing to decline since the second quarter of 2000. However, on a year-to-date basis, sales of equity securities were up 16% over 1999 on strong levels of investor activity in 2000's first quarter. Asset management fees rose for both the quarter and year-to-date periods as assets under management grew both from new assets and rising asset valuations over the prior year period. Assets under administration totaled $67.1 billion as of September 30, 2000, up from $60.5 billion at September 30, 1999.

        PCG's pre-tax income increased 30% in the third quarter of 2000 versus the same period in 1999 and 38% for the first nine months of 2000 over the corresponding 1999 period on higher revenues. A portion of the increase can be attributed to the settlement of the Kinnard matter and the related reduction in accrued expenses discussed previously. Compensation and benefits as a percent of net revenue declined slightly for the 2000 third quarter to 52.9% from 54.0% in the 1999 third quarter. Compensation and benefits as a percent of net revenue for the year-to-date period remained relatively flat at 53.9% versus 54.3% in 1999. Operating expenses, other than compensation and benefits, declined for both the quarter and year-to-date periods from 1999 levels due to the settlement of the Kinnard matter.


        EQUITY CAPITAL MARKETS: Equity Capital Markets' ("ECM") revenue comes from several sources: commissions earned from trading and market-making in equity securities and from the purchase or sale of equity securities; and from principal sales of equity securities to institutional customers and PCG clients. ECM also earns fees from underwriting and private placements and initial public offerings ("IPOs"); from providing research; and from merger and acquisition ("M&A") and other advisory services. ECM revenue also includes fees from our syndicate activities, which involve participating with other securities firms in underwriting securities offerings, IPOs, and other registered securities. All of these various fees are included in investment banking and underwriting revenue on our consolidated income statement. ECM also makes-a-market (trades) and provides research coverage in certain over-the-counter equity securities. ECM trading gains and losses are included in principal transactions on our consolidated income statement. ECM revenue also includes gains on venture capital investments made by the group, which are included in other revenue on our consolidated income statement. Most commissions earned from transactions on newly issued securities sold through our Private Client Group are included in PCG's business line revenue.

        ECM's net revenue rose 19% in 2000's third quarter over the 1999 third quarter. Strong daily sales and trading results, with sales of NASDAQ securities particularly robust, more than offset a decline in investment banking revenue from 1999's third quarter. ECM completed 17 public equity transactions in the current quarter versus 30 in the prior year's quarter. The majority of the third quarter and year-to-date 2000 equity offerings were in the technology sector, although ECM also completed underwriting transactions in its healthcare, consumer, financial services, and energy sectors. The number of merger and acquisition transactions increased to 10 in the 2000 third quarter versus 8 in the prior year's quarter. Merger and acquisition revenue increased to $8.3 million for the quarter. Revenue from private placements also increased strongly in the third quarter versus the prior year.

        ECM's 2000 revenue increased 75% from the 1999 year-to-date period with the increase almost equally due to strong daily sales and trading revenue, and first quarter underwriting activity. M&A and private placement revenue also increased dramatically during the nine-month period.

        ECM's pretax income declined 14% in the current year third quarter from 1999's third quarter. Expenses rose during the period as ECM continued to focus on improvements to its website and other technology initiatives. Compensation and benefits as a percent of ECM's higher net revenue declined to 61.4% in 2000's third quarter versus 67.3% in 1999's third quarter. Travel and promotional expenses rose in the third quarter related to three investor conferences held in September, as well as pending deals in the pipeline for investment banking transactions anticipated to close in 2000's fourth quarter. Communications expense was relatively flat for the quarter, while occupancy was up slightly due to the expansion and opening of offices.

        On a year-to-date basis, ECM's pretax income and margins grew strongly in 2000 over 1999, primarily on the strength of the 2000 first quarter's significantly higher revenue. Compensation and benefits as a percent of this higher net revenue declined to 64.8% for the year-to-date 2000 versus 67.4% for the same period in 1999. Programming and other technology-related costs increased due to the initiatives described above. Travel and promotional expenses rose year-to-date due to the first quarter's strong investment banking activity. Communications and occupancy expenses rose modestly for the year-to-date period over 1999 as ECM upgraded equipment and renovated and opened offices during the nine-month period.


        FIXED INCOME: Fixed Income Capital Markets' ("FICM") revenue comes from municipal fixed income underwriting fees, as well as commissions from taxable and tax-exempt fixed income securities sales and trading. FICM underwriting fees come from purchasing and re-selling the tax-exempt fixed income securities issued by municipalities, counties, cities, school districts and other community development organizations. These securities are resold primarily to our individual and institutional customers. FICM also receives fees from acting as a financial advisor to state and local governments and other community development organizations reviewing financing options or preparing for bond issues. All of these fees are included in investment banking and underwriting revenue on our consolidated income statement. FICM also trades certain fixed income securities, primarily to offer these securities to our individual and institutional customers. This trading income is included as part of principal transaction revenue on our consolidated income statement. FICM earns interest from the fixed income securities purchased or held in inventory, as well as from entering into reverse repurchase transactions. FICM also pays interest on the short-term bank borrowings and repurchase agreements used to finance trading inventories as well as securities sold short to hedge inventory positions.

      FICM's revenue has been negatively affected throughout 2000 by investor uncertainty over the timing and significance of interest rate adjustments by the Federal Reserve, the relatively low return on U.S. Treasury securities (with yields on short-term Treasury securities higher than the yield on long-term securities), and a slowing market for new tax-exempt bond issuances. FICM's net revenue for both the quarter and year-to-date periods as a result of these factors was down 18% and 16%, respectively. Institutional sales of municipal and taxable bonds declined for both the quarter and year-to-date periods amid these difficult market conditions. Trading results for the quarter were down from the prior year. Revenue from institutional municipal securities was the exception, improving strongly over the prior year quarter. For the year-to-date period, trading revenue was down from 1999. Institutional and retail municipal trading improved, although taxable trading results continued to be down sharply from 1999 as they have been throughout the current year. Banking revenue declined for both the quarter and year-to-date periods, primarily due to a decline in underwriting fees in the slow market for new tax-exempt bond issues.

        FICM's pre-tax income declined for both the quarter and year-to-date periods on the group's lower revenue. Margins also declined for both periods, despite a decrease in operating expenses. Compensation and benefits as a percent of FICM's lower net revenue increased to 64.7% in the third quarter of 2000, up from 62.3% in 1999's third quarter, and rose to 67.8% for the first nine-months of 2000, versus 64.0% in the same period of 1999. Compensation and benefits as a percent of revenue did decline from the 2000 second quarter (72.0%), as net revenue improved somewhat in the third quarter, and the number of employees in the group decreased.

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

        Great Hall asset management fees increased for both the quarter and year-to-date periods as assets under management rose from 1999 levels. Net interest revenue also increased during the quarter and year-to-date periods due to a reduction in interest expense from increases in our equity and non-interest-bearing liability balances. Corporate revenue in 1999's first quarter included a gain of $15.4 million representing our profit on the sale of an equity investment. This investment was made in connection with our correspondent services business, and was not an equity investment made by our venture capital funds.

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

      On March 16, 2000, we amended our committed, revolving credit agreement to extend the maturity date to March 15, 2001, and increase the credit limit to $80 million from $67 million. Loans under this agreement are unsecured and bear interest at a floating rate of LIBOR plus 87 basis points. No amounts were outstanding under this facility at September 30, 2000.

      Under the terms of both of the agreements described above, we must comply with covenants regarding net worth, regulatory net capital, and indebtedness, among others.

      As described in Note M to the Consolidated Financial Statements of our 1999 Annual Report on Form 10-K, DRI must comply with certain regulations of the Securities and Exchange Commission and New York Stock Exchange, Inc. measuring capitalization and liquidity. DRI continues to operate above minimum net capital standards of 5 percent of aggregate debit items. At September 30, 2000, DRI's net capital was $221.6 million, or 11.83 percent of aggregate debit balances and $127.9 million in excess of the 5-percent requirement.

      During each of the first three quarters of 2000, we declared and paid a regular quarterly dividend on our common stock of $.22 per share. The determination of the amount of future cash dividends if any, to be declared and paid will depend on our future financial condition, earnings and available funds and the impact of the pending acquisition by Royal Bank of Canada referenced earlier.

      During the 1999 second quarter, we entered into an interest rate swap agreement on DRI's $80 million subordinated term loan agreement. (See Footnote C "Subordinated and Other Debt," for more information about this subordinated debt.) This interest rate swap allows us to pay a fixed rate on our subordinated loan, rather than the variable LIBOR-denominated rate of the original debt agreement.

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

KINNARD ARBITRATION


        In August 2000, a state district court confirmed the arbitration award. We filed an appeal with the Minnesota Court of Appeals. In September 2000, we settled the case by making a $13.3 million cash payment and terminated the appeal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   ITEM NO.                   ITEM                              METHOD OF FILING
   --------                   ----                              ----------------
     4.9     Employment agreement dated September 28,
             2000 between the Company and Irving Weiser.         Filed herewith.

     4.10    Employment agreement dated September 28,
             2000 between the Company and Peter Grant.           Filed herewith.

    11       Computation of Earnings Per Share.                  Filed herewith.

    27       Financial Data Schedule.                            Filed herewith.


(b) Reports on Form 8-K

    One Report on Form 8-K was filed during the quarter ended September 30, 2000.

           Exhibit 99.1 Press release announcing settled arbitration case with Stockwalk.com.

           Exhibit 99.2 Press release announcing acquisition of registrant by Royal Bank of Canada.

           Date of earliest event reported - September 27, 2000

           Financial Statements Filed - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                DAIN RAUSCHER CORPORATION
                                                       Registrant



Date:      November 13, 2000             By           Daniel J. Collins
     -----------------------------           -----------------------------------
                                                      Daniel J Collins
                                                   Senior Vice President
                                                       and Controller
                                                (Principal Accounting Officer)




                                         By            David J. Parrin
                                             -----------------------------------
                                                       David J Parrin
                                                  Executive Vice President
                                                 and Chief Financial Officer
                                                (Principal Financial Officer)

                            DAIN RAUSCHER CORPORATION
               INDEX OF EXHIBITS TO QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2000


(a) Exhibits


   ITEM NO.                   ITEM                              METHOD OF FILING
   --------                   ----                              ----------------
     4.9     Employment agreement dated September 28,
             2000 between the Company and Irving Weiser.         Filed herewith.

     4.10    Employment agreement dated September 28,
             2000 between the Company and Peter Grant.           Filed herewith.

    11       Computation of Earnings Per Share.                  Filed herewith.

    27       Financial Data Schedule.                            Filed herewith.